Form 10QSB
period 2000-03-31
CITYXPRESS COM CORP
filed 2000-07-03
CIK 1104867

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                 For the quarterly period ended March 31, 2000.


                              CityXpress.com Corp.
                          ----------------------------
                                Name of business
           Florida                                    N/A
----------------------------                     -------------------------------
State of Incorporation                           IRS Employer Identification No.

            Suite 200 1727 West Broadway Vancouver, BC Canada V6J 4W
            --------------------------------------------------------


                Phone Number 604-638-3811 Fax Number 604-638-3808


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 13, 2000 22,322,858 common shares

     Transitional Small Business Disclosure Format (check one) Yes [X] No [ ]

================================================================================

                          PART I-FINANCIAL INFORMATION

ITEM 1. THIRD QUARTER FINANCIAL STATEMENTS ENDING MARCH 31, 2000

         Consolidated unaudited financial statements of the Company for the three months ended March 31, 2000 and March 31, 1999 and the nine months ended March 31, 2000 and March 31, 1999. All figures are presented in U.S. Currency, unless otherwise stated.

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)


                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                [See Nature of Business and Liquidity - Note 1]


                                                               (expressed in U.S. dollars)

                                                                 MARCH 31         JUNE 30
                                                                     2000            1999
                                                                        $               $
-----------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash                                                               17,166         234,214
Accounts and other receivables                                     57,938          29,350
Prepaid expenses and deposits                                     119,100          38,762
-----------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                              194,204         302,326
-----------------------------------------------------------------------------------------
Property and equipment, net                                        74,024          99,769
eCommerce technology, net [note 2]                                865,584       1,219,734
-----------------------------------------------------------------------------------------
                                                                1,133,812       1,621,829
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness                                                  10,665           7,999
Accounts payable and accrued liabilities                          275,292         280,154
Deferred revenue                                                    2,819           6,190
Shareholders' loans                                                51,550              --
Current portion of loan payable [note 3]                            6,186          72,704
-----------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                         346,512         367,047
-----------------------------------------------------------------------------------------
Loan payable [note 3]                                             159,891              --
Deferred tax liability                                            293,100         413,100
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                 799,503         780,147
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Capital stock [note 4]
 Common stock, $0.001 par value, 50,000,000                        13,800          11,383
 authorized, issued and outstanding - 22,310,391 at March 31,
 2000 and 19,893,333 at June 30, 1999
 Common stock to be issued - 12,467 at March 31, 2000
 and 627,860 at June 30, 1999                                       9,570         266,790
 Additional paid in capital                                     4,569,594       3,282,029
Other accumulated comprehensive income                             28,212          19,625
Deficit accumulated during the development stage               (4,286,867)     (2,738,145)
-----------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        334,309         841,682
-----------------------------------------------------------------------------------------
                                                                1,133,812       1,621,829
=========================================================================================

See accompanying notes

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                     (expressed in U.S. dollars)


                                                                                                                    PERIOD FROM
                                             THREE MONTHS    THREE MONTHS      NINE MONTHS       NINE MONTHS     OCTOBER 27, 1997
                                                ENDED           ENDED             ENDED             ENDED         (INCEPTION) TO
                                               MARCH 31        MARCH 31         MARCH 31          MARCH 31           MARCH 31
                                                 2000            1999             2000              1999               2000
                                                  $               $                 $                 $                 $
---------------------------------------------------------------------------------------------------------------------------------
REVENUE                                          53,177           4,853            63,580             4,853            75,290
---------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Sales and marketing                              34,044          42,598           171,650           113,770           330,439
Product development and technology              222,543         154,097           711,253           287,671         1,293,848
Finance and administration                      162,708         449,774           505,994           617,452         2,388,968
---------------------------------------------------------------------------------------------------------------------------------
                                                419,295         646,469         1,388,897         1,018,893         4,013,255
---------------------------------------------------------------------------------------------------------------------------------
Net loss from operations                       (366,118)       (641,616)       (1,325,317)       (1,014,040)       (3,937,965)
Amortization of eCommerce technology           (118,050)        (78,700)         (354,150)          (78,700)         (550,900)
Interest and miscellaneous income                10,331           1,826            10,745             1,826            13,098
Deferred income tax recovery                     40,000          27,500           120,000            27,500           188,900
---------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                        (433,837)       (690,990)       (1,548,722)       (1,063,414)       (4,286,867)
=================================================================================================================================

COMPREHENSIVE LOSS
Net loss for the period                        (433,837)       (690,990)       (1,548,722)       (1,063,414)       (4,286,867)
Foreign currency translation                      7,833          (9,159)            8,587            (9,159)           28,212
------------------------------------------------------------------------------------------------ --------------------------------
COMPREHENSIVE LOSS FOR THE PERIOD              (426,004)       (700,149)       (1,540,135)       (1,072,573)       (4,258,655)
=================================================================================================================================

Basic and diluted loss per share [note 4(b)]      (0.02)          (0.04)            (0.07)            (0.14)
=================================================================================================================================

See accompanying notes

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED STATEMENTS OF
                         STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)
                                                     (expressed in U.S. dollars)

                                                            COMMON          COMMON          COMMON                       OTHER
                                                            STOCK        STOCK ISSUED      STOCK TO     ADDITIONAL    ACCUMULATED
                                              COMMON        TO BE             AND             BE         PAID IN     COMPREHENSIVE
                                              STOCK         ISSUED        OUTSTANDING       ISSUED       CAPITAL         LOSS
                                                $             $                $               $            $              $
----------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding as of June 30, 1998             800           --             --               --       276,908       25,519
Deemed common shares issued for services
 rendered in prior year                      4,739,200           --             --               --       863,718           --
Deemed common shares issued for services
 rendered in current year                    1,337,248           --             --               --       253,936           --
Deemed common shares issued for cash
 pursuant to warrants exercised                237,667           --             --               --        40,337           --
Deemed common shares issued to charitable
 organizations                                  80,000           --             --               --        15,207           --
Prior year's subscription shares issued in
 current year                                1,516,380           --             --               --            --           --
Deemed common shares issued pursuant to
 private placement                             598,705           --             --               --       175,805           --
Issue costs                                         --           --             --               --       (32,487)          --
----------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding as of January 7, 1999     8,510,000           --             --               --     1,593,424       25,519
Acquisition of CityXpress.com by WelcomeTo   5,100,000           --          5,100               --       719,889           --
Acquisition of Xceedx                        6,250,000           --          6,250               --       868,750           --
Shares to be issued for services rendered           --      450,000             --               --       225,000           --
Finders fees acquisition costs                      --           --             --               --      (225,000)          --
Shares issued pursuant to private
 placement                                      33,333           --             33               --        99,996           --
Net loss for the period                             --           --             --               --            --           --
Foreign currency translation                        --           --             --               --            --       (5,894)
Shares to be issued                                 --      177,860             --          266,790            --           --
----------------------------------------------------------------------------------------------------------------------------------
Total shares issued and to be issued as of
 June 30, 1999                              19,893,333      627,860         11,383          266,790     3,282,029       19,625
Shares issued pursuant to share
 subscriptions [note 4(a)(i)]                  177,860     (177,860)           178         (266,790)      266,612           --
Shares issued for services [note 4(a)(i)]      450,000     (450,000)           450               --          (450)          --
Shares issued pursuant to private
 placement [note 4(a)(ii)]                     145,260           --            145               --       217,745           --
Shares issued pursuant to private
 placement [note 4(a)(iii)]                     46,666           --             47               --        69,953           --
Shares issued pursuant to private
 placement [note 4(a)(iv)]                      52,855           --             53               --        66,016           --
Shares issued pursuant to private
 placement [note 4(a)(vi)]                     172,617           --            172               --          (172)          --
Shares issued pursuant to private
 placement [note 4(a)(v)]                      733,800           --            734               --       366,166           --
Shares issued pursuant to private
 placement [note 4(a)(vii)]                    638,000           --            638               --       318,362           --
Net loss for the period                             --           --             --               --            --           --
Foreign currency translation                        --           --             --               --            --        8,587
Shares to be issued [note 4(a)(v)]                  --       12,467             --            9,570            --           --
Issue costs                                         --           --             --               --       (16,667)          --
----------------------------------------------------------------------------------------------------------------------------------
Total shares issued and to be issued as of
 March 31, 2000                             22,310,391       12,467         13,380            9,570     4,569,594       28,212
==================================================================================================================================


                                             ACCUMULATED         TOTAL
                                             DEVELOPMENT     STOCKHOLDERS'
                                                STAGE            EQUITY
                                               DEFICIT         (DEFICIT)
                                                  $                $
---------------------------------------------------------------------------
Deemed outstanding as of June 30, 1998       (1,096,067)         (793,640)
Deemed common shares issued for services
 rendered in prior year                              --           863,718
Deemed common shares issued for services
 rendered in current year                            --           253,936
Deemed common shares issued for cash
 pursuant to warrants exercised                      --            40,337
Deemed common shares issued to charitable
 organizations                                       --            15,207
Prior year's subscription shares issued in
 current year                                        --                --
Deemed common shares issued pursuant to
 private placement                                   --           175,805
Issue costs                                          --           (32,487)
---------------------------------------------------------------------------
Deemed outstanding as of January 7, 1999     (1,096,067)          522,876
Acquisition of CityXpress.com by WelcomeTo           --           724,989
Acquisition of Xceedx                                --           875,000
Shares to be issued for services rendered            --                --
Finders fees acquisition costs                       --                --
Shares issued pursuant to private
 placement                                           --            99,999
Net loss for the period                      (1,642,078)       (1,642,078)
Foreign currency translation                         --            (5,984)
Shares to be issued                                  --           266,790
---------------------------------------------------------------------------
Total shares issued and to be issued as of
 June 30, 1999                               (2,738,145)          841,682
Shares issued pursuant to share
 subscriptions [note 4(a)(i)]                        --                --
Shares issued for services [note 4(a)(i)]            --                --
Shares issued pursuant to private
 placement [note 4(a)(ii)]                           --           217,890
Shares issued pursuant to private
 placement [note 4(a)(iii)]                          --            70,000
Shares issued pursuant to private
 placement [note 4(a)(iv)]                           --            66,069
Shares issued pursuant to private
 placement [note 4(a)(v)]                            --                --
Shares issued pursuant to private
 placement [note 4(a)(vi)]                           --           366,900
Shares issued pursuant to private
 placement [note 4(a)(vii)]                          --           319,000
Net loss for the period                      (1,548,722)       (1,548,722)
Foreign currency translation                         --             8,587
Shares to be issued [note 4(a)(ii)]                  --             9,570
Issue costs                                          --           (16,667)
---------------------------------------------------------------------------
Total shares issued and to be issued as of
 March 31, 2000                              94,286,867)          334,309
===========================================================================


See accompanying notes

     CITYXPRESS.COM CORP.
     (A DEVELOPMENT STAGE ENTERPRISE)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                             (expressed in U.S. dollars)

                                                                                    PERIOD FROM
                                                      NINE MONTHS   NINE MONTHS   OCTOBER 27, 1997
                                                         ENDED         ENDED       (INCEPTION) TO
                                                       MARCH 31,     MARCH 31,       MARCH 31,
                                                         2000          1999             2000
                                                           $             $               $
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Loss for the period                               (1,548,722)   (1,063,414)      (4,286,867)
Adjustments to reconcile net loss to net cash used
  in operating activities
  Amortization                                           354,150        78,700          550,900
  Depreciation                                            34,180        18,276           63,344
  Gain on disposal of assets                                  --            --              (28)
  Shares issued for services                                  --       269,143          299,664
  Shares to be issued for services                         9,570            --            9,570
  Write-down of investment                                    --            --            3,406
  Deferred income tax recovery                          (120,000)      (27,500)        (188,900)
Changes in operating assets and liabilities
  Accounts and other receivable                          (28,588)        2,287          (44,713)
  Prepaid expenses and deposits                          (80,338)      (11,392)        (119,135)
  Accounts payable and accrued liabilities                (4,862)        8,956        1,113,100
  Deferred revenue                                        (3,371)        1,437            2,819
--------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                 (1,387,981)     (723,507)      (2,596,840)
--------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Loan advance                                             169,687            --          169,687
Repayment of loan payable                                (76,314)       (1,330)         (78,976)
Shareholders loans                                        51,550            --           51,550
Proceeds from stock issued and to be issued, net       1,023,192       143,318        1,782,019
Proceeds from exercise of warrants                            --        40,337           40,337
Borrowings under bank indebtedness                         2,666         2,093           10,665
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              1,170,781       184,418        1,975,282
--------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds on disposition of property and equipment             --            --            1,221
Acquisition of property and equipment                     (8,435)      (78,872)        (131,272)
Cash acquired on acquisition of subsidiaries                  --       763,500          763,500
--------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (8,435)      684,628          633,449
--------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash            8,587        (3,839)           5,275

NET INCREASE (DECREASE) IN CASH DURING THE PERIOD       (217,048)      141,700           17,166
Cash, beginning of period                                234,214        60,778               --
--------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                       17,166       202,478           17,166
==================================================================================================

See accompanying notes

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                (expressed in U.S. dollars)

Information as at March 31, 2000 and for the nine months ended March 31, 2000 and 1999 is unaudited.

1. NATURE OF BUSINESS AND LIQUIDITY

These consolidated financial statements are the continuing financial statements of WelcomeTo Search Engine ("WelcomeTo") (a development stage enterprise), a British Columbia corporation which was incorporated on October 27, 1997. On January 7, 1999, WelcomeTo acquired the net assets of CityXpress.com Corp. (formerly Wicked Wings of Buffalo) ("CityXpress.com"), a United States non-operating company traded on the NASDAQ OTC Bulletin Board. After the acquisition, the accounting entity continued under the name of CityXpress.com.

CityXpress.com Corp (the Company) is a software developer and Internet publisher.

The Company's consolidated financial statements for the period ended March 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a loss of $1,548,722 for the nine months ended March 31, 2000 and has a net working capital deficit of $152,308 at March 31, 2000 ($64,721 at June 30, 1999). The Company is still a development stage enterprise and is expected to incur losses and expenditures prior to the commencement of full-scale operations in the future. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to sharply curtail the Company's operating expenses. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

These financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States and in the opinion of management reflect all adjustments, which consist only of normal and recurring adjustments necessary to present fairly the financial position and results of operations and cash flows.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1999.

2. ECOMMERCE TECHNOLOGY

eCommerce technology arose as part of the acquisition of Xceedx Technologies Inc. and is being amortized on a straight-line basis over its useful life, which is 36 months.

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                (expressed in U.S. dollars)

Information as at March 31, 2000 and for the nine months ended March 31, 2000 and 1999 is unaudited.

3. LOAN PAYABLE

On January 14, 2000, the Company restructured its credit facility with the bank. In addition the existing loan was refinanced into a Demand instalment loan pursuant to which the Company received $169,687 ($250,000 Cdn) with terms consisting of principal and interest payments of $1,573 ($2,318 Cdn) per month, starting March 15, 2000.

4. CAPITAL STOCK

[A] ISSUANCE OF SHARES

         [i] In July 1999, the company issued 177,860 common shares pursuant to share subscriptions of $266,790 received prior to June 30, 1999. In addition, the Company issued 450,000 common shares in respect of finders' fees incurred prior to June 30, 1999.

         [ii] In July and August 1999, the Company issued 145,260 common shares for cash $217,890. Each common share has one attached warrant which entitles the holder to acquire one common share for an exercise price of $1.50 during the first year and $2.00 during the second year. The warrants expire July 14, 2001 to August 15, 2001.

         [iii] In September 1999, the Company received a subscription for 46,666 common shares for $70,000. The shares were issued in December 1999. Pursuant to the subscription agreement, if at any time until March 31, 2000 the Company issues common shares at a share price of less than $1.50 per share, then additional common shares will be issued to such investors, such that the effective issue price of the common shares issued is equal to the lower price paid [see note 4(a)(vi)]. Each common share has one attached warrant which entitles the holder to acquire one common share for an exercise price of $1.50 during the first year and $2.00 during the second year. [see note 4(a)(vi)]. The warrants expire September 30, 2001.

         [iv] In October 1999, the Company issued 52,855 common shares for $66,069. Pursuant to the subscription agreement , if at any time until March 31, 2000 the Company issues common shares at a share price of less than $1.25 per share, then additional common shares will be issued to such investors, such that the effective issue price of the common shares issued is equal to the lower price paid [see note 4(a)(vi)]. Each common share has one attached warrant which entitles the holder to acquire one common share for an exercise price of $1.25 during the first year and $2.00 during the second year. [see note 4(a)(vi)]. The warrants expire October 13, 2001.

         [v] In September and December 1999, the Company received subscriptions for 733,800 common shares for $366,900. These shares were issued in January 31, 2000. In addition, in December 1999 and March 2000, the Company received subscriptions for 12,467 common shares for $9,570. These shares were issued after March 31, 2000.

4. CAPITAL STOCK (CONT'D)

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                (expressed in U.S. dollars)

Information as at March 31, 2000 and for the nine months ended March 31, 2000 and 1999 is unaudited.

               With respect to the subscriptions for the 733,800 common shares, each common share has one attached warrant which entitles the holder to acquire one common share for an exercise price of $0.50 during the first year and $0.75 during the second year. The warrants expire September 30, 2001 to December 10, 2001.

         [vi] Pursuant to the agreements referred to in notes 4(iii) and (iv) above, the Company is required to issue an additional 172,617 common shares for no additional consideration. These shares were issued in January 31, 2000. In addition, the number of warrants granted was increased by 93,334 to 140,000 and by 79,283 to 132,138, respectively, and the exercise price decreased to $0.50 during the first year and $0.75 during the second year.

         [vii] In January 2000, the Company received subscriptions for 638,000 common shares for $319,000. These shares were issued in March 2000. Each share has one attached warrant which entitles the holder to acquire one common share for an exercise price of $0.50 during the first year and $0.75 during the second year.

[B] BASIC AND DILUTED LOSS PER SHARE

The basic loss per share figures are calculated using the weighted average number of common shares outstanding. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. For the periods ended March 31, 2000 and 1999, there were no dilutive potential common shares outstanding.

                                         THREE MONTHS   THREE MONTHS     NINE MONTHS    NINE MONTHS
                                             ENDED          ENDED           ENDED          ENDED
                                           MARCH 31       MARCH 31         MARCH 31       MARCH 31
                                             2000           1999             2000           1999
                                               $              $               $              $
                                         ------------   ------------     -----------    -----------

Net loss for the period                     (433,837)      (690,990)      (1,548,722)   (1,063,414)
Weighted average number of common
   shares used in computation             21,201,148     17,776,667       20,683,028     7,344,289
Basic and diluted loss per common share        (0.02)         (0.04)           (0.07)        (0.14)


4. CAPITAL STOCK (CONT'D)

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                (expressed in U.S. dollars)

Information as at March 31, 2000 and for the nine months ended March 31, 2000 and 1999 is unaudited.

[C] STOCK OPTIONS

At the Annual General Meeting on August 25, 1999, shareholders approved a stock option plan which reserved the granting of 2,000,000 options under the plan. The following are outstanding options issued to acquire common shares.


          NO. OF COMMON      EXERCISE PRICE
         SHARES ISSUABLE            $                EXERCISABLE DATES            DATE OF EXPIRY
         ---------------     --------------          -----------------            --------------
            188,333               1.50                 July 13, 2000               July 13, 2003
            188,333               1.50                 July 13, 2001               July 13, 2003
            188,334               1.50                 July 13, 2002               July 13, 2003
            -------
            565,000
            =======

         The stock options are exercisable over a four-year period ending July 13, 2003 at an exercise price of $1.50 per common share. The options are exercisable on a cumulative basis at 1/3 per year commencing July 13, 2000.

[D] WARRANTS

At March 31, 2000, the Company has the following warrants outstanding, all of which expire two years after the grant date.

         SHARES TO BE            WARRANT GRANT         WARRANT PRICE       WARRANT PRICE
            ISSUED                   DATE              DURING YEAR 1       DURING YEAR 2
         ------------            -------------         -------------       -------------
             177,860          June 10, 1999                $1.50               $2.00
              45,260          July 14, 1999                $1.50               $2.00
             100,000          August 15, 1999              $1.50               $2.00
             140,000          September 30, 1999           $0.50               $0.75
             132,138          October 13, 1999             $0.50               $0.75
             325,800          September 30, 1999           $0.50               $0.75
             408,000          December 10, 1999            $0.50               $0.75
             138,000          January 18, 2000             $0.50               $0.75
             500,000          January 31, 2000             $0.50               $0.75
           ---------
           1,967,058
           =========

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                (expressed in U.S. dollars)

Information as at March 31, 2000 and for the nine months ended March 31, 2000 and 1999 is unaudited.

5. RECENT PRONOUNCEMENT

The Securities and Exchange Commission has issued a Staff Accounting Bulletin
(SAB) No.101, Revenue Recognition in Financial Statements will be effective for the Company's June 30, 2000 year end. The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company incurred a net loss for the nine months ended March 31, 2000 of $1,548,722 as compared to a loss of $1,063,414 for the same period in 1999 an increase of $485,308. The Company recorded revenue of $53,177 in the quarter ended March 31, 2000 resulting in nine month revenues of $63,580 an increase of $58,727 over the same nine month period last year. This revenue increase consisted primarily from our media partner Lee Enterprises. The increase in net loss for the nine months ended March 31, 2000 of $485,308 is the result of increased expenses resulting primarily from the following items:

- Increase in depreciation and amortization of $291,354 over the same nine month period ending March 31, 2000 and March 31, 1999.

- Cost of the listing information for the database of $127,502 for the nine months ended March 31, 2000. This cost was incurred for the first time in the nine months ended March 31, 2000.

- Increase in promotion and marketing materials of $82,199 over the same nine-month period ending March 31, 2000 and March 31, 1999.

- Increase in general office expenses caused by the increase in employee count of $45,000 over the same nine-month period ending March 31, 2000 and March 31, 1999.

- Operating expenses reduced by the revenue increase of $58,727 recorded in the quarter ended March 31, 2000

         In the nine months ended March 31, 2000 the Company finalized the development of its back office administration tool for the eCommerce business portal and completed the development of XpressCoupons and XpressFlyers. It also developed the Newspaper Special Section concept. This is a combination of all our products to duplicate the newspaper special section in an Internet format. Special Sections will be implemented at 11 Lee sites in the next 6 months for a total of 33 special sections by September 2000. We also began the implementation of three regional business portal sites for Lee. Lee portal sites accounted for $49,289 of revenue in March 2000.

         The Company announced on June 15, 2000 a media agreement with MediaNet Communication Corp. headquartered in Toronto Canada to offer eCommerce solutions to MediaNet affiliate Radio Stations across Canada. MediaNet plans to offer to 79 affiliate Radio Stations the ability to build an online presence in their local communities. MediaNet rollout plans commence in August with two Radio Stations and will increase throughout the next 12 months.

         FINANCING AND LIQUIDITY

         As of March 31, 2000, the Company had a cash balance of $17,166, a working capital deficiency of $152,308 that included shareholders' loans of $51,550 and accounts payables and accrued liabilities of $275,292.

         As of January 14, 2000, the Company increased its loan payable by $99,651 from $70,036 at December 31, 1999 to $169,687 at March 31, 2000 and
negotiated a restructuring of its credit facilities so that the demand loan was transferred from its subsidiary Xceedx Technologies to the Company. The Company obtained a Demand Installment Loan of $169,687 ($250,000 Cdn.) from the Canadian Imperial Bank of Commerce. Borrowings by the Company bear interest at the rate of the Bank's Prime Rate plus 1% per year. Unless the Bank makes demand for repayment, the indebtedness is repaid in 180 regular monthly payments of $1,573 ($2,318 Cdn.) each beginning March 15, 2000. The indebtedness is secured by all personal property of the Company and is personally guaranteed by Mr. Phil Dubois and Mr. Ken Bradley, officers of the Company. As of March 31, 2000, the loan payable under this credit facility had a balance of $166,077.

         In the nine months ended March 31, 2000, the Company raised in twelve separate private placements a total of $1,039,859, representing an additional 1,789,198 common shares all of which were issued by March 31,2000. The Company finalized two private placements in May 2000 for $171,310 for 685,240 shares.

         The Company also converted consulting services worth $9,570 to 12,467 common shares in March 2000.

         Based on the expenditures for the nine months ended March 31, 2000, the Company forecasts minimum annual operating cash requirements of approximately $1.5 million. The Company as of March 31, 2000 does not have sufficient financial resources to maintain current operations or to undertake all of its planned development programs and capital equipment purchases for the next 12 months. Revenue generated under agreements with additional media companies will help to offset the Company's cash flow shortfall.

         PLAN OF OPERATION

         The Company is dependent on obtaining new financing for ongoing operation, capital expenditures and working capital. There is no assurance that such financing will be available when required by or under terms favorable to the Company.

         The Company anticipates that media revenue from Lee will grow as they implement additional portal sites at their newspapers. Revenue for the period ended March 31, 2000 amounted to $53,177. Revenue for the fourth quarter from Lee is expected to exceed the previous period revenue as additional portal sites are implemented. Lee is committed to implementing 33 Special Sections by September 30, 2000, which will result in additional incremental revenue. The Company in April 2000 implemented a business development program with Lee that will include a CityXpress.com business development employee working with each Lee Newspaper sales manager to maximize the Internet revenue opportunities using CityXpress.com products. The Company believes this direct contact with each sales manager will ensure successful implementation of our products within Lee and maximize the revenue potential at each Lee Newspaper.

         The Company expects to see revenue from MediaNet commencing in August 2000 which will increase as they implement our eCommerce products at their affiliate Radio Station Network.

         The Company is actively calling on other media companies regarding its product offerings. Each additional media company agreement will generate additional revenue and cash flow. Management is confident it will be successful in closing additional media agreements.

         The Company has made application to increase its demand loan to $339,374 ($500,000 Cdn.). If approved this increase would double the existing credit under the demand loan with the Canadian Imperial Bank of Commerce.

         The Company is presently seeking additional funding through private offerings with individuals and institutions. The Company raised through private placements $1,039,859 in the nine months ended March 31, 2000. The Company believes it can continue to raise funds through private offerings. The Company has just finalized two private placements for $171,310 and is actively seeking other private investors in the range of $100,000 to $500,000 to increase its cash position.

         The management of the Company believes that it will generate sufficient cash through private offerings, customer revenue and operating loans to fund its operations for the 12-month period ending March 31, 2001.

         BUSINESS RISKS

         The Company faces three significant business risks on a going forward bases:

- Raising the equity financing needed to operate the Company at its current operating level and providing the operating funds, capital additions and repayment of liabilities in a timely manner. If the Company is unsuccessful in this regard it will be required to reduce operating expenditures to a level that will be in line with cash flows.

- The Company may be unsuccessful in obtaining additional media partners or the Lee agreement may be unsuccessful in generating revenues. In either case, the Company would have to re-evaluate its business model to determine if there was another partnership arrangement that would provide the economic, cash flow or business advantages it currently believes will be provided by media companies. The Company at this time cannot assess whether it could find other business partners and negotiate favorable terms that would provide the necessary revenue and cash flow required by the Company.

- A major competitor or new company could dominate the market sector being targeted by the Company. The Company would then have to assess the impact of the situation. The regional eCommerce market sector is large and there may be room for two suppliers to media companies. If not, then the Company would have to assess what other market sector it could successfully.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings

ITEM 2. CHANGES IN SECURITIES

         There has been no change in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         There have been no defaults by the Company regarding any senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no submissions by the Company regarding a vote of security holders.

ITEM 5. OTHER INFORMATION

         The Company's Form 10 was declared effective by the Securities and Exchange Commission on May 19, 2000.

ITEM 6. EXHIBITS AND REPORTS

         None.

            In accordance with the requirements of the Exchange Act,
                    the registrant caused this report to be
      signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CityXpress.com Corp.


Date July 3, 2000                                      /s/ Ken Bradley
                                                 -------------------------------
                                                            Signature

                                                           Ken Bradley
                                                 -------------------------------
                                                            Print Name

                                                  Chief Operating Officer & CFO
                                                 -------------------------------
                                                            Title