Form 10KSB
period 2000-06-30
CITYXPRESS COM CORP
filed 2000-10-13
CIK 1104867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000.


                              CityXpress.com Corp.
                          ----------------------------
                               (Name of business)

       Florida                                           98-0232838
------------------------                       -------------------------------
(State of incorporation)                      (IRS Employer Identification No.)


            Suite 200-1727 West Broadway Vancouver, BC Canada V6J 4W
            --------------------------------------------------------
                    (Address of principal executive offices)


     Issuer's Telephone Number 604-638-3811 Issuer's Fax Number 604-638-3808

         Securities registered under Section 12(g) of the Exchange Act:
                   Common Shares, Par Value of $0.01 per Share

                   -------------------------------------------
                                (Title of Class)

                   Name of each exchange on which registered:
                             NASD OTC BULLETIN BOARD

                             -----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]             No [  ]


State issuer's revenues for its most recent fiscal year ended June 30, 2000 is $133,120.

The aggregate market value of the voting common equity held by non-affiliates computed at the average bid and asked price of common equity, as of September 13, 2000 based on 15,710,358 non-affiliate common shares is $4,398,900.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 29, 2000 23,008,098 common shares


Transitional Small Business Disclosure Format  (Check one):  Yes [  ]   No [X ].


================================================================================

                                TABLE OF CONTENTS

PART I........................................................................4

     ITEM   1.  DESCRIPTION OF BUSINESS.....................................4

     ITEM   2.  DESCRIPTION OF PROPERTY....................................18

     ITEM   3.  LEGAL PROCEEDINGS..........................................18

     ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........18


PART II......................................................................19

     ITEM   5   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
                EQUITY AND OTHER SHAREHOLDER MATTERS.......................19

     ITEM   6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..20

     ITEM   7.  FINANCIAL STATEMENTS.......................................24

     ITEM   8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..............25


PART III.....................................................................26

     ITEM   9.  DIRECTORS EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES:
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........26

     ITEM  10.  REMUNERATION OF DIRECTORS AND EXECUTIVE OFFICERS...........29

     ITEM  11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
                SECURITYHOLDERS............................................33

     ITEM  12.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS..34

     ITEM  13.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........36

     ITEM  14.  REPORTS ON FORM 8-K........................................36

PART F/S.....................................................................38


PART III EXHIBITS............................................................39

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained in this annual report constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's limited operating history; under capitalization; risks involving new product development; unpredictability of future revenues; competition; management of business growth; risks of technological change; the Company's dependence on key personnel; ability to develop marketing relationships with strategic partners; dependence on continued growth in use of the Internet; the Company's ability to protect its intellectual property rights and uncertainty regarding infringing intellectual property rights of others; government regulations; and the other risks and uncertainties described in this annual report.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

         CityXpress.com Corp. (the "Company") is a software developer and Internet publisher. The Company intends to be the preferred means by which Internet consumers can locate and purchase products and services from businesses in their regional markets. This goal will be met by building alliances with media companies, such as newspaper, radio and television organizations, that are establishing regional portals. Whereby the Company provides the media companies with a suite of Internet services that can be profitably sold, by the media companies sales force, to businesses looking for cost-effective means of establishing and promoting an eCommerce presence in their regional markets. The Company has developed a regional directory of business listings and a search engine that allows web users to locate businesses within a designated region that fit given search criteria. The Company has also developed a comprehensive suite of eCommerce products that allow businesses to build on-line storefronts and to create web sites, and a suite of advertising and promotion products, which include systems for connecting a discount coupon displayed in a banner ad to a vendor's eCommerce shopping basket and for developing private-label flyers that contain a collection of discount coupons. (a full description of the Company's products is provided under the heading "CityXpress.com Products" hereto) The Company's products are designed to work together by drawing web consumers to the businesses promoting their products and services through the regional sites of our media partners.

         CityXpress.com's media partners will sell the Company's products to small and mid-sized businesses throughout North America. These businesses require affordable ways for their customers to find them in their local markets and effective means to sell their products and services on-line. The Company's line of products provide these businesses with the means of targeting advertising and promotions to regional Internet consumers through our business directory and of establishing cost-effective eCommerce storefronts through which to conduct on-line commerce.

CORPORATE HISTORY

         The Company was incorporated as a Florida corporation on January 15,1981 as Wicked Wings of Buffalo (Wicked Wings), a non-operating company traded on the NASDAQ OTC Bulletin Board. Pursuant to a share purchase agreement dated January 7, 1999, the shareholders of WelcomeTo Search Engine Inc. sold their 100% interest in WelcomeTo Search Engine Inc. to the Company in consideration for 8,510,000 shares of the Company, which represented a controlling interest of 62.5%. This transaction was considered an acquisition of the Company by WelcomeTo Search Engine and was treated as a recapitalization of WelcomeTo Search Engine and the reverse acquisition of the Company by WelcomeTo Search Engine for accounting purposes. For purposes of acquisition, the fair value of the net assets of the Company amounted to $724,989 and was ascribed to the 5,100,000 previously outstanding common shares of the Company deemed to be issued in the acquisition. The reverse acquisition resulted in one-time costs of $225,000 for finder's fees pertaining to the acquisition of WelcomeTo which was paid for by the issuance of 450,000 common shares issued in an offering exempt from registration under Regulation S promulgated under the Securities Act to two Canadian companies. The cost of recapitalization has been charged against stockholders' equity.

          For accounting purposes October 27, 1997 is used as the date of inception of WelcomeTo Search Engine as this is the original incorporation date of WelcomeTo Search Engine.

         On January 27, 1999, the Company acquired 100% of the issued and outstanding shares of Xceedx Technologies Inc., a private British Columbia, Canada company incorporated on February 11, 1994 whose principal business was providing Internet technology services and eCommerce software solutions. The acquisition was accounted for by the purchase accounting method in which the results of operations have been included in the Company's accounts from the date of acquisition. The Company issued 6,250,000 common shares for net assets of $875,000.

          On August 27, 1999, the Company changed its name to CityXpress.com Corp. The Company's web site is located at www.cityxpress.com. Information contained in the web site does not constitute a part of this filing.

CORPORATE STRUCTURE

CityXpress.com Corp. has the following corporate structure:

-        A Florida registered public company called CityXpress.com Corp.

- CityXpress.com has two private Canadian-based subsidiaries: WelcomeTo Search Engine Inc. and Xceedx Technologies Inc.

All financial reporting for the Company is a consolidation of these three companies.


INDUSTRY BACKGROUND

         The Company operates in the eCommerce industry, providing tools and services that allow small businesses to build an on-line Internet presence through which they may promote the goods and services they sell. The eCommerce industry is undergoing rapid growth driven by the increasing numbers of consumers who are using the Internet.

         Electronic commerce encompasses a broad spectrum of transactions that are completed on the Internet, including on-line banking, buying and selling stocks and the purchase of goods or services by individual consumers from businesses. The Company currently competes in the latter niche of the eCommerce market, providing promotional and eCommerce products and services that can be used by companies to facilitate the sale of their products and services on-line. The Company currently offers its products and services to the North American market through media companies. As it integrates the Companies products with media partner regional newspaper web sites it activates the search capabilities of the business directory for that specific state. Presently, there are twelve regional web sites that serve five states Arizona, Nebraska, Iowa, Montana and Oregon. The Company is in active negotiations with other media companies. Should these negotiations be successful the company will be expanding its US geographic presence. This will result in a larger number of US states being searchable on our web site. The Company intends to market its products and services internationally, when the English speaking population in these markets has the same level of Internet users as the US market. To secure a strong international position the Company needs to establish itself in Canada and US with a strong base of media partners. Extensive development would be required to compete in other languages.

MARKET SIZE

         The Internet market has increased substantially since the World Wide Web became available for commercial use in 1992. In 1999, eMarketer estimated that there were over 62 million Americans, or 29 per cent of the US population connected to the Internet and projected that number to increase to 95.1 million users or 42% of the population by 2002. International Data Corp. estimated that world-wide users would increase from 69 million in 1997 to 320 million by 2002 and that on-line buyers would increase from 18 million or 26 percent of total users to 128 million or 40 per cent of total users during that time. Although such projections vary, there is general agreement that growth of Internet usage and electronic commerce will be rapid and sustained.



MARKET OPPORTUNITY

         Dun & Bradstreet reports that of the 40 million businesses that exist world-wide, about 2 million have commercial web sites, and 381,500 of these on-line businesses have active web sites - that is, those that engage customers via two-way communications, customer service and/or electronic commerce. So, presently less than two percent of business web sites can be considered active in this way.

         The eCommerce market is divided into two primary segments, the business-to-business segment (composed of companies whose customers are composed of other businesses) and the business-to consumer segment (composed of retailers selling to individual end users). The major growth to date has taken place in the business-to-business market but the business-to consumer segment is projected to undergo significant growth over the next two years. Revenues in the business-to-consumer segment are forecast to rise from US$4.5 billion in December 1998 to US$15 billion by 2000, and $35 billion by 2002. And, while the US has led the way in Internet and eCommerce penetration, non-US sectors represent a significant longer-term opportunity for CityXpress.com because of the large population base outside the US. As the growth in Internet expands to non-US countries the market opportunities for CityXpress.com products will increase.

        Small businesses accounted for only 16% of all consumer eCommerce revenues in 1998, though that was expected to grow to 24% by 2002. Because it is relatively expensive and complicated for individual retailers to drive traffic to their web sites, small businesses have been less successful at capturing eCommerce revenue than large national and multinational consumer products and services companies. This situation creates a compelling opportunity for the Company to meet a very real market need for products that will assist small businesses to build an Internet presence and promote their products and services in their regional markets.

MARKET SEGMENTS

         STAND-ALONE STOREFRONTS

         This market segment consists of on-line storefronts that list only the products or services sold by an individual retailer or wholesaler. These include storefronts that have been established by companies that have a 'bricks and mortar' presence, such as EddieBauer.com, or whose business is conducted entirely on the Internet, such as Amazon.com. These storefronts typically include functionality that allows a purchaser to browse the products listed in the catalog, save items of interest in a shopping cart, and pay for items in the shopping cart by using a credit card.


         ON-LINE SHOPPING MALLS

          An on-line shopping mall offers consumers a collection of standalone storefronts aggregated under "one roof" where consumers can locate merchants and browse for goods, but must go to the merchant's site to complete the transaction. On-line shopping malls were the first response to the problem that smaller merchants were facing of being found on the Internet by consumers. By joining a mall, merchants had the opportunity to share in the traffic that the mall was generating through its own promotional efforts.


         ON-LINE DEPARTMENT STORES

         On-line Department Stores offer consumers a variety of merchandise from multiple vendors and the ability to purchase goods from one or more vendors through a single shopping cart and checkout procedure (rather than going to multiple merchant's sites to complete each purchase). Department stores offer the merchant an entry-level on-line solution, as the merchant is buying shelf-space along with other merchants in the department store, rather than building and maintaining a stand-alone storefront. As well, the merchant is not solely responsible for promoting the site and building traffic to it.


MARKET TRENDS

         Market penetration rates are highest in the upper tier of the market, with major corporations having introduced web-based storefronts, and lowest amongst small and mid-sized business. The difficulty and expense of promoting an on-line storefront have been inhibitors to development of such sites. This is projected to change over the next two years, as more cost-effective means of promoting a storefront's presence, particularly within its regional market, become available.

         Regional portal sites are forecast to provide the vehicle for the growth of regional eCommerce. Jupiter Communications has stated that regional portals will in fact represent "the main avenue through which on-line customers travel."

Regional portals are sites that provide on-line users with access to information for their geographic communities, featuring news, weather, sports, entertainment, and related local information. Media companies (newspapers, television stations) that have traditionally provided local information to their customers are driving the growth of regional portals. Over the past two years, media companies have devoted considerable resources to building regional Internet sites that offer on-line users access to the information already being gathered and disseminated through their existing print and broadcast media properties. This trend was first driven by the need to defend traditional sources of revenue, particularly classified advertising revenues, that was being threatened by Internet start-ups offering similar services. As the Internet market developed media companies saw the opportunity to build new sources of revenue in the on-line world. The increasing volume of traffic being drawn to their sites meant that they could offer their traditional retail advertisers a range of web-based products analogous to their traditional print offerings. These products, initially banner advertising on the media company's portal site, could readily be integrated into the product line cards carried by their print and broadcast sales forces.

         As the portal sites offered by media companies evolve, a group of promotional products will be offered to allow local business to divert traffic coming into the portal to their eCommerce sites and convert new viewers to customers. These products include:

         BANNER ADVERTISING

         Banner advertising consists of small ads that are rotated and displayed on web pages served up as viewers navigate from page to page on a site. Although still small compared to print and media advertising, banner advertising is growing. In 1999, it represented a $3.1 billion industry, according to eMarketer, who predicts that it will grow to $13.29 billion by 2003 when it will represent 4.7% of total advertising spending.

          National firms currently place the majority of banner advertising but, as the Internet becomes increasingly focussed on providing regional sources of information, the percentage of banner advertising that is placed by regional companies will grow. Because 80 per cent of consumer spending takes place within 20 miles of home, local advertising captures 30 per cent or $60 billion of the $200 billion spent on advertising each year in the US. In spite of the fact that on-line local advertising is growing slowly, Forrester Research projects an eightfold increase from $186 million in 1998 to $1.5 billion in 2001.

         ON-LINE COUPONS

         Another promotional tool that is growing in popularity on the Internet is the on-line coupon that offers the consumer a discount on the purchase of a product or service. On-line coupon promotions currently call for the customer to print the coupon and present it later at a bricks-and-mortar store for redemption. It is expected that coupon promotions will be increasingly offered on-line, so that the customer can actually redeem the coupon at an on-line storefront. Coupon-enabling banner ads will thus become an effective means of driving customers to a storefront to purchase promoted products and will help reduce the high cost of Internet customer acquisition. Regional portals with their ability to draw large numbers of on-line viewers will be able to offer on-line coupon promotions to local retailers to help convert these viewers into customers.

         LOYALTY PROGRAMS

         Loyalty programs have experienced rapid growth over the past 20 years as companies have searched for ways to retain customers in an increasingly value-conscious consumer market. Extending such programs to the web is a natural step in the evolution of these programs. Loyalty products will include points programs where customers are rewarded for purchases by accruing points that can be used to acquire other products or services and member-only flyer sites where merchants communicate current promotions to their customers in a timely fashion through the site or through e-mail notifications.


CITYXPRESS.COM PRODUCTS

         The Company has developed a regional business directory, a unique coupon-enabling banner ad system, and eCommerce tools for businesses.

         The Company's regional business directory includes a proprietary search engine. The regional business directory technology was developed by the Company to provide an easy way for Internet users to find businesses in a regional market. This service is similar to on-line yellow pages. The directory utilizes listings for approximately 12 million businesses provided under a license agreement that the Company has signed with Dun & Bradstreet. Basic business listings are provided free-of charge in the directory, however a business may purchase a Premier Listing to better profile itself. The business directory allows for multiple searching means and the display of search results depends on the listing types under any one category. Premier Listings are displayed at the top of any search followed by basic listings. Banner Ads can also be sold in various positions throughout the directory, allowing businesses to advertise their products and services. The regional business directory is also integrated with CityXpress.com's other eCommerce products.

The Company's suite of eCommerce products includes:


         XpressDepartment Store: XpressDepartment Store is an Internet software product that allows multi-vendor department stores to be created, product listings to be managed, and orders accepted through a single shopping cart. Orders are split and sent to the appropriate vendor(s). Revenue is generated on a monthly basis by selling product listings in the department store. Presently the Company receives $25 per month for a five-product listing in the department store.

         XpressStores Online: XpressStores Online is an Internet software product that allows businesses to build an electronic storefront or catalog through a browser-based Internet application. The business can then administer the site through a browser-based administrative module. This module allows the user to add detailed product information such as part number, description, sale prices and product graphics. Revenue is generated monthly based on the size of the catalog and number of listings in the online store. Presently the Company receives $50 per month for a 50 product on-line store and $75 per month for a 200 product on-line store.

         XpressStores Pro: XpressStores Pro is a software application that allows business users to enhance an electronic storefront or catalog built through XpressStores Online by adding additional features and functionality. These include features such as customer-based pricing options, customer-specific catalog views, customized listing forms, and custom buttons and backgrounds. Revenue is generated monthly based on the size of the catalog and number of listings in the online store. Presently the Company receives $50 per month for a 50 product on-line store and $75 per month for a 200 product on-line store.


         XpressStores Enterprise: XpressStores Enterprise is a product that allows web developers to create sophisticated catalogues or storefronts or to customize the business functionality and look-and-feel of an electronic storefront or catalog built through XpressStores Online or XpressStores Pro and populate/manage the site's product listings through a browser-based administrative module. Revenue is generated monthly based on the size of the catalog and number of listings in the online store. Presently the Company receives $100 per month for a 50 product on-line store and $150 per month for a 200 product on-line store.

The Company's promotional products include:


         XpressListings: Basic business listings in the business directory include company name, address, and telephone number and business web site address. A business may choose to list itself under up to 5 business categories. A business may optionally choose to purchase a Premier Listing that highlights its listing and provides a 250-character business description. Premier listings are displayed at the top of any search results. Revenue is generated by selling Premier Listings on a monthly basis. Presently the Company receives $10 per month for each our Premier XpressListing sold in the business directory.

         XpressAds: XpressAds consist of banner ads that can be placed in the regional business directory within assigned categories and/or regional markets. XpressAds allow businesses to promote themselves within business categories they target and provide a means for them to generate traffic to their web sites. Revenue is generated by selling banner ads on a monthly basis throughout the business directory and multi-vendor department store. Revenue is recognized in the month in which the ad runs. Presently our media partner is pricing XpressAds dependent on their regional market. The Company receives between $25 to $175 per month per XpressAd depending on ad size and ad position on the web site.


                  XpressCoupons: The XpressCoupon system provides on-line businesses with the ability to link a banner ad promoting a specific product directly to the shopping basket of a vendor's eCommerce site. The XpressCoupon system allows the business to set up a discount for the order or against a specific product and interacts with the eCommerce site so that the shopping basket displays both the product and the discount. The XpressCoupons system is designed to build traffic to a company's eCommerce site and decrease the cost of customer acquisition. Revenue is recognized in the month in which the coupon runs. Presently our media partner is pricing XpressCoupons dependent on their regional market. The Company receives $20 per month for each XpressCoupon placed in the XpressFlyer or on the web site.

                  XpressFlyers: XpressFlyers provide companies with an ability to build and maintain a flyer site containing coupons offering discounts on a range of products. Each company's flyer site can be private labeled or branded, so that the site uses the same look-and-feel as that of their marketing collateral. Flyer sites can be password restricted, so the company can restrict discounts to their club members. Revenue is recognized in the month in which the flyer runs. The Company receives $20 per month for each XpressCoupon placed in the XpressFlyer or on the web site.

The Company's Combination of eCommerce & Promotional Products:

         XpressSpecial Sections: XpressSpecial Sections is a combination of the Company's promotional and eCommerce offering integrated into a web based content driven web site consisting of a theme related Business Directory, Coupon Flyer, and Department Store. The main component of the XpressSpecial Section is content related stories about the theme. CityXpress has developed special section themes for Outdoors, Sports & Recreation, Professional Services and Home & Garden. The special section is launched for the web at the same it would be appearing in the newspaper. Special sections are available on the web for usually 6 to 12 months. Revenue is generated for the Company by having the newspaper sales reps selling the following CityXpress products in an integrated XpressSpecial Section product offering:

         -        XpressListings
         -        XpressAds
         -        XpressCoupons
         -        XpressFlyers
         -        XpressDepartment Store
         -        XpressDirectory

A newspaper can have multiple XpressSpecial sections running from their web sites.

         PRODUCT FAMILY DIAGRAM



                  REGIONAL BUSINESS DIRECTORY AND SEARCH ENGINE




                                    BUSINESS
                                    LISTINGS



                                     SEARCH
                                     ENGINE




                       ADVERTISING AND PROMOTION SERVICES




                                     XPRESS
                                    LISTINGS



                                     XPRESS
                                       ADS



                                     XPRESS
                                     COUPONS



                                     XPRESS
                                     FLYERS



                          ELECTRONIC COMMERCE PRODUCTS



                                     XPRESS
                                    DEPTSTORE



                                  XPRESSSTORES
                                     ONLINE



                                  XPRESSSTORES
                                       PRO



                                  XPRESSSTORES
                                   ENTERPRISE



                             XPRESS SPECIAL SECTIONS

PRODUCT DEVELOPMENT

         The Company's products have been developed by its internal software development staff. It is a member of the Microsoft Developer Network and is a Microsoft Independent Software Vendor. The Company's product development is based upon industry-standard Microsoft technologies, including Microsoft NT Server, SQL Server and Internet Information Server. As of June 30, 2000 the Company employed 9 developers and software engineers.

         The Company has spent on company-sponsored research and development activities approximately $509,000 for the year ended June 30, 1999 and $684,000 for the year ended June 30, 2000.

         The Company's development efforts focus on extending its products' capabilities in a number of areas, all coupled with its plan of offering regionally-specific value to businesses and consumers.

         To support its products and services and to enhance the content of its media partners' regional portals, the Company has developed business relationships with a number of companies.

         The Company has developed a business relationship with Dun & Bradstreet. Under this business relationship, Dun & Bradstreet provides to the Company business listing content for the Company's regional business directory under an annual License Agreement. This represents approximately 12 million business listings for North America. This information is updated quarterly by Dun & Bradstreet.

         The Company has an annual agreement with CyberCash, Inc. to provide the Company's customers with secure on-line credit card processing services when they use any version of XpressStores.


SALES AND MARKETING

         The Company began actively promoting its products in June 1999. The Company's sales strategy is based on developing and leveraging alliances with media partners and using their sales force to market its products and services to small and mid-sized businesses in their territories. Media partners incorporate our products into their regional portal sites, which typically feature content such as news, weather, business, sports, and entertainment information. As well as providing a local sales force, each media partner promotes their portal within their regional market to build a steady stream of new and repeat traffic to the site. In addition to distributing its products through media companies, the Company is also building other third party relationships to market XpressCoupons and XpressFlyers to large retailers and Internet advertisers.

         In October 1999, the Company signed its first agreement with a media company, Lee Enterprises Inc. (Lee). Under this agreement, the Company provides its suite of products and support and training for the Lee sales force.

         Beginning in November 1999, Lee Enterprises Inc. began preparation for the initial rollout of the Company's products to a group of newspaper sites in four states and 10 locations. Lee Enterprises operates in 20 states with 24 daily newspapers and 75 other weekly publications. Lee has indicated to the Company that it intends to continue the rollout of the Company's products to its daily newspaper locations and projects rolling out 54 special sections by September 30, 2001. The Company has received revenue of $119,032 under this agreement to June 30, 2000.


CLIENT SERVICES AND CLIENT SUPPORT

         The Company provides each media partner's properties with a training program developed by the Company to train the media partners sales representatives on the Company's products and selling techniques for each product. The Company provides assistance to the administrative staff of each media company if required when entering product or listings information into the applications. Customer support for software usage issues is provided by a small team and delivered via e-mail and telephone. Listing administrators are assigned to each portal site to validate requests for new regional directory listings and revisions to existing listings, and to schedule banner ads. At, June 30, 2000 6 people were involved in the Company's client services and client support departments.


COMPETITION

         The market for regional eCommerce portal sites has been developing rapidly. Significant competitors include:

         Zip2, located in Mountain View, California, offers Internet directory solutions. Zip2 is owned by Compaq and has a large number of media alliances and strategic partners.

         Ticketmaster Online-CitySearch, Inc., located in Pasadena, California is a leading provider of local city guides, local advertising, local news and entertainment and live event ticketing on the Internet.

In addition, several web sites, including major search engines such as Yahoo and Excite, offer information and news at a city or regional level. The Company believes that it enjoys a competitive advantage over such search engines because of the underlying ability of its search engine to provide business information at a very granular level, down to specific sub-categories and community levels.

         These competitors are larger and have greater financial and other resources than the Company. They do not currently offer integrated eCommerce products, so at this time management of the Company believes that it has a competitive advantage based on its ability to offer businesses a very localized and well-integrated suite of products.

         The market for eCommerce tools is highly competitive. A number of companies offer eCommerce tools which enable small businesses to set up on-line shops, including Yahoo Store, iCat Commerce Online and Open Market. However, these competitive eCommerce products do not have the advantage of being linked with a regional business directory and search engine offering integrated coupon and flyer technology such as that developed by the Company. The Company believes that its eCommerce tools effectively compete with other eCommerce tools and that it enjoys a competitive advantage because it can offer its customers products designed to drive traffic to their storefronts.

         There are a number of companies offering electronic coupon-related products on the Internet. These range from "locate-and-print" coupons offered by companies such as HotCoupons and CoolSavings and coupon flyers offered by E-centives that link the coupon to a merchant's web site or a special promotional page. The Company enjoys several competitive advantages with XpressCoupons. As well as a higher degree of coupon-usage security, the Company's products are unique in offering the means of coupon-enabling a banner ad outside the confines of a dedicated flyer site. This means a XpressCoupon can be placed on any high traffic web site and be linked back to the XpressCoupon flyer. Also XpressCoupons and XpressFlyers can be packaged as private branded sites for merchants looking to build a loyalty program for their customers.

         Although the Company continues to aggressively develop the promotional and marketing tools that set it apart from its competition, its competitors are larger and have the resources to introduce competitive offerings similar to those the Company markets.

INTELLECTUAL PROPERTY

         The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, licensing agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that trade secret and other protections are less significant to the Company's success than other factors. These include the knowledge, ability and experience of the Company's personnel and management team, the relationships with its media partners, and its responsive product development programs.

         As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such assertion could require the Company to enter into royalty arrangements or result in costly litigation.

EMPLOYEES

         As of June 30, 2000, the Company had 23 full-time employees, including 9 in product development, 4 in sales and marketing, 6 in client services and client support, 1 in Investor Relations, 1 in Finance and 2 in executive management. The Company believes that its employee relations historically have been good. The Company's employees are not represented by a collective bargaining organization, and the Company has never experienced a work stoppage.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal business office is located at Suite 200, 1727 West Broadway, Vancouver, British Columbia, Canada V6J 4W6. The Company signed a lease agreement for four years commencing on May 1, 1999. Our monthly payments are approximately $8,000 U.S.

         We do not presently own or lease any other property or real estate.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party, which could have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters was submitted by the Company to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 2000.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         Shares of the Company's Common Stock trade on the OTCBB under the symbol CYXP. The following table at month end sets forth the range of high and low bid quotations (as reported by NASDAQ) for the period October 30, 1998 to September 30, 2000. These quotations reflect inter-dealer prices without retail markups or markdowns or commissions and may not represent actual values.

MONTH                              HIGH BID        LOW BID
ENDED                              --------        -------
-----

October 30, 1998                    4.0625          2.7500
November 30, 1998                   3.0000          2.5625
December 31, 1998                   2.1250          2.0000
January 29, 1999                    7.2500          5.8750
February 26, 1999                   4.0625          3.8750
March 31, 1999                      6.4375          4.9375
April 30, 1999                      3.9688          3.8438
May 28, 1999                        2.9688          2.7500
June 30, 1999                       2.4375          2.0625
July 30, 1999                       2.5000          2.4375
August 31, 1999                     1.7500          1.6875
September 30, 1999                  1.5000          1.3750
October 31, 1999                    1.2500          1.1250
November 30, 1999                   0.8438          0.6875
December 31, 1999                   0.3750          0.3600
January 31, 2000                    0.7500          0.5900
February 29, 2000                   0.6200          0.6000
March 31, 2000                      0.5100          0.4500
April 30, 2000                      0.3400          0.3100
May 31, 2000                        0.3000          0.2200
June 30, 2000                       0.3400          0.3100
July 28, 2000                       0.1900          0.0017
August 31, 2000                     0.3600          0.3500
September 30, 2000                  0.2000          0.1900

         As of September 30, 2000 there were 189 holders of record of shares of the Company's Common Stock.

         The Company has not declared or paid any cash dividends on its Common Stock since inception, and the Company's Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis explains trends in the Company's financial condition and results of operations for the year ended June 30, 2000 and 1999. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions. All figures are presented in U.S. Currency, unless otherwise stated.

         The Company incurred a net loss for the twelve months ended June 30, 2000 of $2,387,437 as compared to a loss of $1,642,078 for the same period in 1999 an increase of $745,359. The Company recorded revenue of $133,120 for the year ended June 30, 2000 compared to revenue of $11,710 for the year ended June 30, 1999, an increase of $121,410 over last year. Approximately 98% or $119,032 of this year's revenue increase resulted from our agreement with Lee Enterprises.

         The increase in net loss for the year ended June 30, 2000 of $745,359 is the result of increased expenses resulting primarily from the following items:

- Increase in and amortization of eCommerce technology of $275,450 for the year ended June 30, 2000 over the amortization expense recorded for the same period ending June 30, 1999. The $472,200 of eCommerce technology amortization expense in the year ended June 30, 2000 reflects a full year amortization of eCommerce technology, which resulted from the acquisition of Xceedx Technologies on January 27, 1999.
- Increase in depreciation expense of $15,940 for the year ended June 30, 2000 over the same period ending June 30, 1999.
- Increase in advertising costs of $153,348 for the year ended June 30, 2000 over the same period ended June 30, 1999. This amount covers advertising, promotion and marketing materials to promote the Company's marketing and sales efforts. Approximately $142,500 of this expense is a non-cash expense as the advertising and marketing services were received in exchange for common stock and warrants based on the fair value of the equity issued.
- Increased costs for licensing the Dun & Bradstreet database of business information for Canada and the United States of $167,181. For the year ended June 30, 2000 total cost was $215,287 and for the year ended June 30, 1999 total cost was $48,106.
- Stock-based compensation expense of $277,668 which relates to two non-cash transactions during the year ended June 30, 2000. The first component of this non-cash expense resulted from granting employee options below the fair market value. This resulted in a non-cash expense for the year of $228,924. The second component of this non-cash expense relates to granting 541,600 warrants on June 13, 2000 to two executive officers for guarantees to the Company, of a demand loan, which resulted in a non-cash expense for the year, ended June 30, 2000 of $48,744.
- Operating loss for year ended June 30, 2000 was decreased by the revenue increase of $121,410 recorded over the same period last year.

     For the year ended June 30, 2000 revenue increased from $11,710 to $133,120, an improvement of $121,410 or 1,036%. The revenue increase reflects the launch of our products with the Lee newspaper properties. The main three components of the $133,120 revenue is training fees of $64,903 or 49% of total revenue, hosting fees of $52,196 or 39% of total revenue and set up fees of $10,060 or 8% of total revenue. These revenue amounts cover the following categories:

- Training revenue of $64,903: pertains to training the media partners sales force, web designers and support staff on the Company's products.
- Hosting revenue of $52,196: covers the revenues received from hosting the various CityXpress products solutions such as department stores, coupon flyers, business directories and eCommerce stores as well as the revenues received for premier listings, coupons and banner ads.
- Set up revenue of $10,060: covers the revenue received for integration of a special sections, business directory, or coupon flyer with a newspapers web site.

         The Company recorded cost of sales for the year ended June 30, 2000 of $211,204 compared to $510 for last year. The cost of sales amount of $211,204 reflects the costs to support the revenue generated by media partners for the period January to June 30, 2000 and consist of the following expense categories:

-        Dun & Bradstreet database costs of $107,644.
- Client services and client support employee compensation expense of $90,463.
-        Miscellaneous supplies and travel costs of $13,097.

         In the year ended June 30, 2000 the Company completed a rollout with Lee Enterprises to eight of their daily newspapers. The Company also implemented three special sections at three Lee newspaper properties by June 30, 2000. The Company also implemented four specialty directory web sites for Lee relating to the recreational vehicle market (RVs) for four state RV web sites by June 30, 2000. Lee Enterprises intends to implement 11 Special Sections at six Lee newspaper sites by September 2000. Lee has indicated that it intends to continue the rollout of the Company's products to its daily newspaper locations and projects implementing 54 Special Sections by September 30, 2001. Since we began implementation in January 2000 of our products at Lee newspapers revenue to June 30, 2000 is $119,032.

         The Company announced on June 15, 2000 a media agreement with MediaNet Communication Corp. headquartered in Toronto Canada to offer eCommerce solutions to MediaNet affiliate Radio Stations across Canada. MediaNet plans to offer to 79 affiliate Radio Stations the ability to build an on-line presence in their local communities. MediaNet plans to commence in November with one Radio Station and to rollout additional stations throughout the next 12 months. No revenue has been received from MediaNet under this agreement.

FINANCING AND LIQUIDITY

         As of June 30, 2000, the Company had a cash balance of $38,963; accounts and other receivables of $55,123; prepaid expenses of $159,557; a working capital deficiency of $529,597 that included shareholders' loans of $252,900; a demand installment loan of $167,213; and accounts payables and accrued liabilities of $361,921.

         As of January 14, 2000, the Company negotiated a restructuring of its credit facilities whereby its demand loan was transferred from its subsidiary Xceedx Technologies to the Company. The Company obtained a Demand Installment Loan of $169,687 ($250,000 Cdn.) from the Canadian Imperial Bank of Commerce. Borrowings by the Company bear interest at the rate of the Bank's Prime Rate plus 1% per year. This was an increase of $99,651 over its previous loan amount of $70,036 at December 31, 1999. Unless the Bank makes demand for repayment, the indebtedness is repaid in 180 regular monthly payments of $1,563, each beginning March 15, 2000. The indebtedness is secured by all personal property of the Company and is personally guaranteed by Mr. Phil Dubois and Mr. Ken Bradley, officers of the Company. As of June 30, 2000, the loan payable under this credit facility had a balance of $167,213.

         During the period from January to June 2000, the Company received cash totaling $252,900 as unsecured shareholder loans from two of its executive officers. The shareholder loans have variable interest rates. The shareholder loans have no repayment terms except for two loans that total $168,000 with monthly repayments terms of $1,510 per month. See audited consolidated financial statement Note 10 (a) and Item 12 Shareholder Loans.

         In the year ended June 30, 2000, the Company raised in separate private placements a total gross proceeds of $890,100 and issued 1,962,300 common shares.

         On August 16, 2000, the Company entered into a Loan and Security Agreement with its major customer, Lee Enterprises. Under this loan agreement, the Company entered into two $125,000 promissory notes that bear interest at the Wall Street Journal prime rate and mature in November 2000. As part of these Promissory Note Agreements, the Company is obligated to grant to the note holder 2,223,285 common shares of the Company. The terms and exercise price of the option are being negotiated. Also, in conjunction with these agreements the Company has signed a Collateral License Agreement covering the Licensing of the Company's software to Lee should default under the agreement occur. The Company also signed a three party Escrow Agreement to escrow the CityXpress software with a third party escrow agent. On September 19, 2000 another Promissory Note Agreement was entered into for $40,000. The promissory note bears interest at the Wall Street Journal prime rate and matures in December 2000. As of September 19, 2000 total cash of $290,000 has been received under this agreement.

         Based on the expenditures for the year ended June 30, 2000, the Company forecasts minimum annual operating cash requirements of approximately $1.5 million. The Company as of June 30, 2000 does not have sufficient financial resources to maintain current operations or to undertake all of its planned development programs and capital equipment purchases for the next 12 months. Revenue generated under agreements with additional media companies will help to offset the Company's cash flow shortfall.

PLAN OF OPERATION

         The Company is dependent on obtaining new financing for ongoing operation, capital expenditures and working capital. There is no assurance that such financing will be available when required by or under terms favorable to the Company.

         The Company anticipates that media revenue from Lee Enterprises Inc. will grow as Lee implements the Company's products at all of its daily newspapers. Revenue generated from Lee for the period ended June 30, 2000 amounted to $119,032. Revenue from Lee over the next year is expected to increase as Lee is planning to roll out 54 special sections across their daily newspaper properties by September 30, 2001, resulting in increased revenue. In April 2000, the Company implemented a business development program with Lee that will include a CityXpress.com business development employee working with each Lee newspaper sales manager to maximize the Internet revenue opportunities using CityXpress.com products at their respective newspaper. The Company believes this direct contact with each sales manager will ensure successful implementation of our products within Lee and maximize the revenue potential at each Lee newspaper.

         The Company also intends to develop additional products in conjunction with its media partners that will leverage the sales relationship it has developed with each media partner. These future products will allow the media company's sales force to have additional products that they can sell to their local markets. These additional products will result in incremental revenue from their customer base for the media partner and the Company.

         The Company expects to see revenue from MediaNet commencing in November 2000, which will increase as MediaNet implements our eCommerce products at its affiliate Radio Station Network.

         The Company believes it will have revenues from XpressCoupons in the next three months as the Company establishes sales relationships with national advertising companies, eCommerce vendors and consumer goods companies.

         The Company is actively calling on other media companies regarding its product offerings. Each additional media company agreement will generate additional revenue and cash flow. Management is confident it will be successful in closing additional media agreements in the next two quarters.

         The Company is presently seeking additional funding through private offerings with individuals and institutions. The Company raised through private placements a gross proceeds of $890,100 in the year ended June 30, 2000. The Company believes it can continue to raise funds through private offerings and is actively seeking other private investors.

         The management of the Company believes that it will generate sufficient cash through private offerings, customer revenue and operating loans to fund its operations for the 12-month period ending June 30, 2001.

BUSINESS RISKS

         The Company faces three significant business risks on a going forward basis:

- Raising the equity financing needed to operate the Company at its current operating level and providing the operating funds, capital additions and repayment of liabilities in a timely manner. If the Company is unsuccessful in this regard it will be required to reduce operating expenditures to a level that will be in-line with cash flows.
- The Company may be unsuccessful in obtaining additional media partners and its agreement with Lee may result in lower revenues than projected. In either case, the Company would have to re-evaluate its business model to determine if there was another partnership arrangement that would provide the economic, cash flow or business advantages it currently believes will be provided by media companies. The Company at this time cannot assess whether it could find other business partners and negotiate favorable terms that would provide the necessary revenue and cash flow required by the Company.
- A major competitor or new company could dominate the market sector being targeted by the Company. The Company would then have to assess the impact of the situation. The regional eCommerce market sector is large and there may be room for two suppliers to service existing media companies. If not, then the Company would have to assess other market sectors it could penetrate successfully.

ITEM 7. FINANCIAL STATEMENTS

         SELECTED FINANCIAL DATA

         The consolidated operating results and financial position of the Company are presented in the following tabulated format. The selected financial data has been derived from our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). See Item 6 Management's Discussion and Analysis or Plan of Operation. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the audited consolidated financial statements for the year ended June 30, 2000 and June 30, 1999. All figures are presented in U.S. Currency, unless otherwise stated.

==============================================================================
                                FISCAL YEAR ENDED       FISCAL YEAR ENDED
                                  JUNE 30, 2000           JUNE 30, 1999
------------------------------------------------------------------------------
                                         $                       $
==============================================================================

Revenue                               133,120                  11,710

Cost of sales                         211,204                     510

Gross profit (loss)                   (78,084)                 11,200

Operating expenses                  2,468,848               1,720,592

Net loss for the year              (2,387,437)             (1,642,078)

Net loss per common share               (0.14)                  (0.12)
==============================================================================

==============================================================================
                                 AS AT JUNE 30, 2000       AS AT JUNE 30, 1999

------------------------------------------------------------------------------
                                           $                         $
------------------------------------------------------------------------------

Cash                                      38,963                   234,214
Total current assets                     253,643                   302,326
Total assets                           1,068,525                 1,621,829
Total current liabilities                783,240                   367,047
Deferred tax liabilities                 253,100                   413,100
Stockholders' equity                      32,185                   841,682
Cash dividends                                 0                         0
==============================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         PricewaterhouseCoopers LLP was engaged by WelcomeTo Search Engine, Inc. to audit its financial statements as of June 30, 1998 and for the period October 27, 1997 (the date of incorporation of WelcomeTo Search Engine Inc.) through June 30, 1998. PricewaterhouseCoopers resigned on January 28, 1999. PricewaterhouseCoopers report on the financial statements referenced above did not contain an adverse opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

         The decision to change accountants was approved by the Board of Directors on March 29, 1999.

         During the period of its engagement there was no disagreements with PricewaterhouseCoopers on any matter of accounting principles, financial statement disclosure or auditing scope or procedures.

         The Company engaged Ernst & Young LLP as its principal accountant on March 30, 1999. Ernst & Young LLP were appointed as accountants at the Annual General Meeting on August 25, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES:
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         DIRECTORS AND EXECUTIVE OFFICERS

         The following information sets forth certain information concerning the executive officers and directors of the Company:

-----------------------------------------------------------------
                                                 DIRECTOR/OFFICER
NAME AND PRESENT OFFICE HELD                     EMPLOYEE SINCE
-----------------------------------------------------------------
Phil M Dubois                                    January 27, 1999
President & CEO, Director
-----------------------------------------------------------------
Ken R Bradley                                    January 27, 1999
Chief Operating Officer & CFO, Director
-----------------------------------------------------------------
Brent Forgeron                                   January 27, 1999
Vice President                                   (1)
-----------------------------------------------------------------
Ken Spencer                                      August 3, 1999
Chairman, Director
-----------------------------------------------------------------
Bob Smart                                        August 25, 1999
Director
-----------------------------------------------------------------
Ian Thomas                                       August 25, 1999
Director
-----------------------------------------------------------------
Jim MacKay                                       April 17, 2000
Vice President Sales & Marketing                 (2)
-----------------------------------------------------------------

Note (1) Mr. Forgeron ceased employment with the Company on September 5, 2000.

Note (2) Mr. MacKay commenced employment with the Company as Vice President Sales & Marketing on April 17, 2000.

         The following is a brief biography of each of the executive officers and directors listed above:

PHIL M. DUBOIS, age 53, has served as President, CEO and a director of the Company since the acquisition of Xceedx on January 27, 1999. From January 1996 to present, Mr. Dubois serves as President and CEO of Xceedx a company he co-founded in 1996. Xceedx is a provider of Internet technology services and eCommerce software solutions. From September 1994 to December 1995, Mr. Dubois was an independent consultant providing consulting services to technology companies. From May 1992 to August 1994, Mr. Dubois served as President and CEO of Modatech Systems Inc., a company in the North American sales force automation marketplace. From May 1989 to May 1992, Mr. Dubois served as Vice President of Development of Modatech. From May 1989 to August 1994, Mr. Dubois was a director of Modatech. Mr. Dubois is the chair and a director of AceTech, a not-for-profit association of high tech CEOs, and a director of the BC Softworld Society; a not-for-profit organization dedicated to the growth of the software industry in the province of British Columbia.

KEN R. BRADLEY, age 53, has served as Chief Operating Officer, CFO and a director of the Company since the acquisition of Xceedx on January 27, 1999. From January 1996 to present, Mr. Bradley serves as Vice President Finance and Vice President of Operations of Xceedx a company he co-founded in 1996. From September 1994 to December 1995, Mr. Bradley was an independent consultant providing consulting services to technology companies. From September 1990 to August 1994, Mr. Bradley was Vice President Finance and Administration at Modatech Systems Inc., a company in the North American sales force automation marketplace. Mr. Bradley's past experience also includes serving as Regional Controller at Domtar Packaging, a national company involved in the manufacturing of corrugated containers. From February 1983 to January 1997, Mr. Bradley served as Manager of Finance and Administration at Mobile Data International Inc., a company that developed mobile data terminals that operated over radio frequency. From February 1979 to February 1983, Mr. Bradley served as Corporate Controller at Canadian Auto Carriers a specialized carrier of automobiles in western Canada. Mr. Bradley is a Certified Management Accountant.

BRENT FORGERON, age 30, co-founded WelcomeTo Search Engine Inc. in October 1997 after completing graduate degrees in business from both Simon Fraser University and the British Columbia Institute of Technology. Since January 1999, he has served as Vice President Business Development and is responsible for developing the strategic media alliances the Company is now pursuing. From October 1997 to October 1998 Mr. Forgeron served as Vice President of WelcomeTo Search Engine Inc. with responsibility for strategic business relationships. From October 1998 to January 27, 1999, Mr. Forgeron served as President of WelcomeTo Search Engine Inc. guiding WelcomeTo financing, growth and development. From October 1998 to August 1999, Mr. Forgeron was a director of the Company. Mr. Forgeron ceased employment with the Company on September 5, 2000.

JIM MACKAY, age 56, joined the Company in April 2000 as Vice President Sales & Marketing based in Denver Colorado. Prior to joining the Company, Mr. Mackay worked for First Union Management Inc., from January 1995 to January 2000, a company specializing in parking management with locations throughout Canada and the US. During this period, he held the positions of Vice President US Parking Operations, Vice President Western Region Imperial Parking division and Vice President Western Canada Region Imperial Parking division. From 1982 to 1994 Mr. MacKay worked for the "The Jim Pattison Group" holding various positions with the Group such as President of the Out of Home Media Group, President of Seaboard Advertising Company and President & General Manager CJJR-FM and CKBD-AM radio stations. Mr. MacKay has an MBA from Hamilton University.

KEN SPENCER, age 55, has served as Chairman and a director of the Company since August 3, 1999. In 1983, Mr. Spencer co-founded Creo Products, a company that manufactures complex, high-value equipment utilizing precision mechanics, digital design, lasers, optics and software for the printing industry. He served as CEO of Creo Products from 1985 to 1995, and as Chairman of the Creo Products Board of Directors from 1985 to 1996. Mr. Spencer remains a director of Creo Products. Mr. Spencer also serves as a director of De Novo Enzymes, a bio-technology company, Science World, a government organization that promotes science and technology throughout the province of British Columbia and the BC Institute of Technology and as Chairman of the Board of Spectrum Signal Processing, a position he has held since December, 1997.

BOB SMART, age 49, has served as a director since August 25, 1999. Mr. Smart has over 20 years of senior management experience in a variety of businesses. He currently is a Partner in the consulting firm of Radford & Smart, a position he has held since February 1999. From June 1998 to February 1999, he served as Executive Vice President and a director of Bargain Castle International Discount Centres Ltd., a wholesale and retail products liquidator. From December 1997 to June 1998, Mr. Smart served as President of Webcastsystems Inc., a software developer. From October 1996 to December 1997, he served as President of ActionView Advertising Ltd. an outdoor advertising media company. From October 1994 to October 1996 Mr. Smart served as Vice President Corporate Development of Imperial Ginseng Products Ltd., a grower and distributor of ginseng and ginseng products.

IAN THOMAS, age 53, has served as a director since August 25, 1999. In 1979, he founded Thomas Consultants Inc., which presently operates offices in Vancouver Canada and the Gold Coast Australia. Mr. Thomas serves as CEO of Thomas Consultants Inc. a position he has held since the company was founded. Thomas Consultants Inc. specializes in the planning and development of large-scale retail projects and undertakes strategic planning assignments for major national and international retailers, and currently works in over 30 countries. Mr. Thomas sits on the Board of Trustees of the International Council of Shopping Center's Education Foundation in New York, and was a director of Future Shop, North America's third largest electronics chain, a position he held from August 1993 to May 2000.

         Directors are elected annually by the Company's shareholders and hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified, unless they resign or cease to be directors in accordance with the Company's Articles and Bylaws. The Board of Directors meets periodically to review significant developments affecting the Company and to act on matters requiring Board approval. Although the Board of Directors delegates many matters to others, it reserves certain powers and functions to itself. The Company's Audit Committee comprises Ken Spencer, Bob Smart and Phil Dubois. The Audit Committee is directed to review the scope, costs and results of the independent audit of the Company's books and records, the results of the annual audit with management and the adequacy of the Company's accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; and to report to the Board of Directors, when so requested, on any accounting or financial matters. The Compensation Committee consists of Ken Spencer, Ian Thomas and Ken Bradley. The role of this committee is to set executive compensation for the senior executives and administer the 0ptions Plan for executive officers and employees.

         No director or executive officer is a party to any arrangement or understanding with any other person pursuant to which he was elected as a director or officer. No director or executive officer has any family relationship with any other officer or director.

         No officer or director have been involved in the past five years in any of the following: (1) bankruptcy proceedings; (2) subject to criminal proceedings or convicted of a criminal act; (3) subject to any order, or decree entered by any court limiting in any way his or her involvement in any type of business, securities or banking activities; or (4) subject to any order for violation of federal or state securities laws or commodities laws.

ITEM 10. REMUNERATION OF DIRECTORS AND EXECUTIVE OFFICERS.

         As of June 30, 2000, the Company's executive officers consisted of Phil Dubois, President and CEO, Ken R. Bradley, Chief Operating Officer and CFO, Jim MacKay Vice President Sales & Marketing and Brent Forgeron, Vice President.

         During the year ended June 30, 2000, salary compensation was paid to our executive officers. The following table contains information concerning compensation paid to named executive officers for the financial years ended June 30, 2000 and for the year ended June 30, 1999.

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------
                                  ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                               -------------------------     -----------------------------------
                                                                     AWARDS             PAY-OUTS
                                                             ------------------------   --------
                                                  OTHER                    SECURITIES
                                                  ANNUAL     RESTRICTED      UNDER-                  ALL OTHER
                                                  COMPEN       STOCK          LYING                   COMPEN-
NAME AND                       SALARY    BONUS    SATION      AWARD(S)       OPTIONS       LTIP        SATION
PRINCIPAL POSITION      YEAR     ($)      ($)      ($)          ($)          SARS(#)     PAYOUTS        ($)
---------------------------------------------------------------------------------------------------------------

Phil Dubois             2000   48,629     Nil       Nil                       Nil                       Nil
President & CEO         1999   21,846     Nil       Nil                       Nil                       Nil
---------------------------------------------------------------------------------------------------------------
Ken Bradley             2000   48,629     Nil       Nil                       Nil                       Nil
COO & CFO               1999   21,846     Nil       Nil                       Nil                       Nil
---------------------------------------------------------------------------------------------------------------
Brent Forgeron          2000   40,759     Nil       Nil                       Nil                       Nil
Vice President          1999   32,769     Nil       Nil                       Nil                       Nil
---------------------------------------------------------------------------------------------------------------
Jim MacKay              2000   12,500     Nil       Nil                       Nil                       Nil
VP Sales & Mktg         1999    Nil       Nil       Nil                       Nil                       Nil
---------------------------------------------------------------------------------------------------------------

STOCK OPTIONS

         During the year ended June 30, 1999, no share purchase options were granted to or exercised by any of our executive officers and no long-term incentive plans were made to our executive officers. Therefore, no share purchase options were outstanding during the year ended June 30, 1999. Also, we do not have a defined benefit or actuarial plan.

         At the Annual General Meeting on August 25, 1999, the shareholders approved a stock option plan, which reserved the granting of 2,000,000 stock options under the plan. Subsequently, 675,000 share purchase options stock to acquire common shares were granted to employees. These share purchase options are exercisable until July 13, 2003 at an exercise price of $1.50 per common share. The options are exercisable on a cumulative basis at 1/3 of the total share purchase option granted per year commencing July 13, 2000. On May 15, 2000, 872,500 share purchase options to acquire common shares were granted to employees. These share purchase options are exercisable until May 15, 2004 at an exercise price of $0.25 per common share. The options are exercisable on a cumulative basis at 1/3 of the total share purchase option granted per year commencing May 15, 2001. On June 27, 2000, 200,000 share purchase options to acquire common shares were granted to directors. These share purchase options are exercisable over a three-year period ending on June 27, 2003 at an exercise price of $0.25 per common share. The options are exercisable immediately.

         As of June 30, 2000 no stock options have been granted to Mr. Phil Dubious President & CEO, Mr. Ken Bradley Chief Operating Officer & CFO or Mr. Brent Forgeron Vice President of the Company. As of June 30, 2000, 250,000 options have been granted to Mr. Jim MacKay VP Sales & Marketing.

         As of June 30, 2000, 1,637,500 stock options are outstanding as explained in Note 12(b) of the audited consolidated financials, which are enclosed.

         The following table summarizes information concerning options granted and or paid to named executive officers and directors during the Company's financial year ended June 30,2000:

                   OPTIONS / SAR GRANTS IN LAST FINANCIAL YEAR
                                INDIVIDUAL GRANTS

---------------------------------------------------------------------------------------------------------------
                            NUMBER OF       % OF TOTAL    EXERCISE OR   EXPIRATION     MARKET VALUE OF COMMON
                            SECURITIES     OPTIONS/SARS    BASE PRICE      DATE       SHARES UNDERLYING OPTIONS
          NAME              UNDERLYING      GRANTED TO       ($/SH)                     ON THE DATE OF GRANT
                           OPTIONS/SARS    EMPLOYEES IN                                   ($/COMMON SHARE)
                             GRANTED       FISCAL YEAR
---------------------------------------------------------------------------------------------------------------

Phil Dubois (1)                Nil             N/A            N/A             N/A                 N/A
---------------------------------------------------------------------------------------------------------------
Ken Bradley (1)                Nil             N/A            N/A             N/A                 N/A
---------------------------------------------------------------------------------------------------------------
Brent Forgeron (1)             Nil             N/A            N/A             N/A
---------------------------------------------------------------------------------------------------------------
Jim MacKay                   250,000          15.3%(2)      $0.25         5/15/04               $0.25
---------------------------------------------------------------------------------------------------------------
Ken Spencer                  100,000           6.1%(2)      $0.25         6/27/03               $0.25
---------------------------------------------------------------------------------------------------------------
Bob Smart                     50,000           3.0%(2)      $0.25         6/27/03               $0.25
---------------------------------------------------------------------------------------------------------------
Ian Thomas                    50,000           3.0%(2)      $0.25         6/27/03               $0.25
---------------------------------------------------------------------------------------------------------------
TOTAL GRANTED                450,000          27.5%(2)
---------------------------------------------------------------------------------------------------------------


Note (1) there were no options granted by the Company to these specified executive officers during the year ended June 30, 2000.

Note (2) the percentage of total options granted was based on outstanding options at June 30, 2000 of 1,637,500.

         The following is a summary of the share purchase options exercised by the Company's directors and officers during the financial year ended June 30, 2000:


                 AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
           FINANCIAL YEAR END AND FINANCIAL YEAR END OPTION/SAR VALUES

-------------------------------------------------------------------------------------------------------------
                                                                                              VALUE OF
                           COMMON SHARES                           UNEXERCISED OPTIONS       UNEXERCISED
         NAME               ACQUIRED ON         AGGREGATE VALUE        AT FINANCIAL         IN-THE-MONEY
                            EXERCISE (#)         REALIZED ($)            YEAR-END          OPTIONS/SARS AT
                                                                                         FINANCIAL YEAR-END
                                                                                                 ($)
-------------------------------------------------------------------------------------------------------------
Phil Dubois (1)                 Nil                   Nil                  Nil                   N/A
-------------------------------------------------------------------------------------------------------------
Ken Bradley (1)                 Nil                   Nil                  Nil                   N/A
-------------------------------------------------------------------------------------------------------------
Brent Forgeron (1)              Nil                   Nil                  Nil                   N/A
-------------------------------------------------------------------------------------------------------------
Ken Spencer                     Nil                   Nil                100,000                6,000
-------------------------------------------------------------------------------------------------------------
Bob Smart                       Nil                   Nil                 50,000                3,000
-------------------------------------------------------------------------------------------------------------
Ian Thomas                      Nil                   Nil                 50,000                3,000
-------------------------------------------------------------------------------------------------------------
Jim MacKay                      Nil                   Nil                250,000               15,000
-------------------------------------------------------------------------------------------------------------
TOTAL                           NIL                   NIL                450,000               27,000
-------------------------------------------------------------------------------------------------------------

NOTE (1) There were no options granted by the Company to these specified executive officers noted during the year ended June 30, 2000.

         The following is a summary of long-term incentive plans granted to the Company's directors and officers and during the financial year ended June 30, 2000:

-------------------------------------------------------------------------------------------------------------
                           LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------

                        NUMBER OF      PERFORMANCE
                      SHARES, UNITS      OR OTHER
        NAME             OR OTHER      PERIOD UNTIL    THRESHOLD        TARGET              MAXIMUM
                          RIGHTS      MATURATION OR     ($ OR #)       ($ OR #)             ($ OR #)
                            #            PAY-OUT
-------------------------------------------------------------------------------------------------------------
Phil Dubois (1)            Nil             Nil             Nil           Nil                 Nil
-------------------------------------------------------------------------------------------------------------
Ken Bradley (1)            Nil             Nil             Nil           Nil                 Nil
-------------------------------------------------------------------------------------------------------------
Brent Forgeron (1)         Nil             Nil             Nil           Nil                 Nil
-------------------------------------------------------------------------------------------------------------
Ken Spencer                Nil             Nil             Nil           Nil                 Nil
-------------------------------------------------------------------------------------------------------------
Bob Smart                  Nil             Nil             Nil           Nil                 Nil
-------------------------------------------------------------------------------------------------------------
Ian Thomas                 Nil             Nil             Nil           Nil                 Nil
-------------------------------------------------------------------------------------------------------------
Jim MacKay                 Nil             Nil             Nil           Nil                 Nil
-------------------------------------------------------------------------------------------------------------


NOTE: (1) There were no options granted by the Company to these specified executive officers during the year ended June 30, 2000.

DESCRIPTION OF 1999 STOCK OPTION PLAN

         The Company's 1999 Stock Option Plan (the "Stock Option Plan") was adopted by the Board of Directors and approved by the Company's shareholders on August 25, 1999. The purpose of the Plan is to reward the contributions made to the Company by employees, directors and consultants, to provide such persons with additional incentive to devote themselves to the future success of the Company, and to improve the ability of the Company to attract, retain and motivate individuals upon whom the Company's sustained growth and financial success depend. Pursuant to the Stock Option Plan, the Company may grant or issue stock options to directors, officers, advisors and employees of the Company or any other person or company engaged to provide ongoing services to the Company.

         The Board of Directors determines the terms and provisions of the stock options granted under the Stock Option Plan. The Stock Option Plan may be amended at any time by the Board of Directors, although certain amendments may require shareholder approval. The Board of Directors may terminate the Stock Option Plan at any time.

COMPENSATION OF DIRECTORS

         Directors receive no compensation for serving as Directors.

EXECUTIVE OFFICERS CONSULTING AGREEMENT

         On January 21, 1999, the Company entered into separate Consulting Agreements with Phil Dubois and Ken Bradley, named executive officers of the Company. Pursuant to these Consulting Agreements, Mr. Dubois and Mr. Bradley provide corporate financing and business strategy consulting services to and on behalf of the Company and each receive compensation of $6,000 Canadian per month.

         Each consulting agreement is for a term of two years. The Company may renew either or both of the consulting agreements for successive terms of a duration decided by the Company by written notice to the other party. Absent agreement by the parties or notice by the Company, each of the Consulting Agreements automatically renews for a one-year term. Each consulting agreement contains confidentiality and certain non-compete provisions. Each consulting agreement provides that the Company determines what corporate benefit plans and programs Mr. Dubois or Mr. Bradley will participate in and the terms of such participation.

         The Company has the right to terminate Mr. Dubois at any time for legal cause without notice or payment to him. If the Company terminates the consulting agreement of Mr. Dubois without cause, the Company is obligated to pay him $12,000 Canadian for each month remaining in the term of the Consulting Agreement.

         The Company has the right to terminate Mr. Bradley at any time for legal cause without notice or payment to him. If the Company terminates the Consulting Agreement of Mr. Bradley without cause, the Company is obligated to pay him $12,000 Canadian for each month remaining in the term of the Consulting Agreement.

         Either Mr. Dubois or Mr. Bradley may terminate his Consulting Agreement on three (3) month's prior notice to the Company.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of June 30, 2000 by (i) each of the Company's directors; (ii) each of the Company's named executive officers; and (iii) all directors and executive officers of the Company as a group; and (iv) each person (including any group) known to us to own more than five percent (5%) of any class of voting securities of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

-------------------------------------------------------------------------------------------------------------
                           NAME AND ADDRESS OF            AMOUNT AND NATURE OF                 (8)
TITLE OF CLASS               BENEFICIAL OWNER             BENEFICIAL OWNERSHIP         PERCENTAGE OF CLASS
-------------------------------------------------------------------------------------------------------------
Common Shares         Phil Dubois                             2,,897,550(1)(7)                12.6%
                      Suite 200
                      1727 West Broadway
                      Vancouver, BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Ken Bradley                             2,863,050(2)(7)                 12.5%
                      Suite 200
                      1727 West Broadway
                      Vancouver, BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Brent Forgeron                          1,130,000                        4.9%
                      23-1243 Thurlow Street
                      Vancouver, BC V6E 1X4
-------------------------------------------------------------------------------------------------------------

Common Shares         Ken Spencer                          1,295,240(3)(7)                     5.6%
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Jim MacKay                              250,000(4)                       1.1%
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Bob Smart                                50,000(5)                       0.2%
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Ian Thomas                               50,000(6)                       0.2%
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
-------------------------------------------------------------------------------------------------------------
ALL OFFICERS AND DIRECTORS AS A GROUP (7)                     8,535,840                       37.1%
-------------------------------------------------------------------------------------------------------------

(1) Includes 65,500 shares of common stock owned by Mr. Dubois's wife. Also includes 270,800 shares of common stock, which may be purchased pursuant to warrants granted by the Company.

(2) Includes 31,000 shares of common stock owned by Mr. Bradley's wife. Also includes 270,800 shares of common stock, which may be purchased pursuant to warrants granted by the Company.

(3) Includes 250,000 shares of common stock, which may be purchased pursuant to options granted by the Company.
(4) Includes 250,000 shares of common stock, which may be purchased pursuant to options granted by the Company.
(5) Includes 50,000 shares of common stock, which may be purchased pursuant to options granted by the Company.
(6) Includes 50,000 shares of common stock which may be purchased pursuant to options granted by the Company
(7)      Certain of these shares are subject to transfer restrictions.
(8) The percentages in this table are based on a total number of outstanding common shares equal to 23,008,098.

         We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

GENERAL

         Pursuant to a share purchase agreement dated January 7, 1999, the shareholders of WelcomeTo sold their 100% interest in WelcomeTo to CityXpress.com for 8,510,000 shares in CityXpress.com which represented a controlling interest of approximately 62.5%. For accounting purposes this transaction was considered the recapitization of WelcomeTo and the acquisition of CityXpress.com by WelcomeTo. For a more detailed description of this transaction see Item 1 "Description of Business - Corporate History".

         On January 27, 1999, CityXpress.com acquired all of the issued and outstanding shares of Xceedx by exchanging one share of CityXpress.com for each share of common stock of Xceedx. As a result CityXpress.com issued 6,250,000 shares of common stock in a private offering under section 4(2) of the Securities Act. For a more detailed description of this transaction see Item 1 "Description of Business - Corporate History".


         The following table details the number of shares issued to the following executive officers resulting from theses two purchase agreements:


-------------------------------------------------------------------------------------------------------------
      NAME              ACQUISITION DATE              COMPANY                           NUMBER OF SHARES
-------------------------------------------------------------------------------------------------------------
   Phil Dubois          January 27, 2000         Xceedx Technologies                       2,561,250
-------------------------------------------------------------------------------------------------------------
   Ken Bradley          January 27, 2000         Xceedx Technologies                       2,561,250
-------------------------------------------------------------------------------------------------------------
  Brent Forgeron         January 7, 1999           WelcomeTo Search                        1,130,000
-------------------------------------------------------------------------------------------------------------


         Except for (a) the issuance of shares of its stock to Mr. Forgeron pursuant to the Acquisition Agreement between WelcomeTo Search Engine, Inc. and the Company and the issuance of shares of its stock to Messrs. Dubois and Bradley pursuant to the Acquisition Agreement between Xceedx Technologies, Inc. and the Company, (b) the compensation described herein, and (c) advances to and by certain officers to cover expenses, all of which were reimbursed or repaid without interest, no director, executive officer, holder of ten percent of the Company's outstanding common stock, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of the Company, to the Company's knowledge, had a material interest either direct or indirect, in any particular transaction or series of transactions to which the

Company or any subsidiary was a party, during the two fiscal years ended June 30, 1999 and June 30, 2000.


SHAREHOLDER LOANS

         During, the year ended June 30, 2000, the Company entered into unsecured shareholder loan agreements for $252,900 with the Company's President & CEO and Chief Operating Officer & CFO. As of June 30, 2000, the installment and demand shareholder loans have various interest rates attached to them as detailed below:

-------------------------------------------------------------------------------------------------------------
   NAME                 LOAN DESCRIPTION                    ANNUAL INTEREST                   OUTSTANDING
                                                         RATE AT JUNE 30, 2000                   AMOUNT
-------------------------------------------------------------------------------------------------------------
Phil Dubois         Loan payable equal monthly        Interest rate of 10%                     $ 84,300
                    installments of $755
-------------------------------------------------------------------------------------------------------------
Phil Dubois         Loan payable on demand            CIBC Visa interest rate of 19.5%         $ 16,860

-------------------------------------------------------------------------------------------------------------
Phil Dubois         Loan payable on demand            Scotia McLeod interest rate of           $ 16,860
                                                      9.5%
-------------------------------------------------------------------------------------------------------------
TOTAL
PHIL DUBOIS                                                                                    $118,020
============================================================================================================
Ken Bradley         Loan payable equal monthly        Interest rate of 10%                     $ 84,300
                    installments of $755

-------------------------------------------------------------------------------------------------------------
Ken Bradley         Loan payable on demand            Interest rate of 4.5%                    $ 33,720

-------------------------------------------------------------------------------------------------------------
Ken Bradley         Loan payable on demand            TD Bank select line interest rate        $ 16,860
                                                      of 10.25%
-------------------------------------------------------------------------------------------------------------
TOTAL
KEN BRADLEY                                                                                    $134,880
=============================================================================================================

TOTAL SHAREHOLDER LOANS                                                                        $252,900
-------------------------------------------------------------------------------------------------------------


EXECUTIVE OFFICER WARRANTS

         On June 13, 2000, the Company granted 541,600 warrants to two of the Company's executive officers as consideration for their guarantee of the demand installment loan with the CIBC bank and for two shareholder loans totaling $168,600 which was obtained by securing a mortgage on personal property owned by the two executive officers. The details of the warrant grant are listed below as of June 30, 2000:

-------------------------------------------------------------------------------------------------------------
       NAME            WARRANT GRANT DATE           WARRANT PRICE          WARRANT GRANT       WARRANT EXPIRY
                                                         $US                  AMOUNT                DATE
-------------------------------------------------------------------------------------------------------------
Phil Dubois               June 13, 2000                 $0.25                 270,800           June 13, 2002
-------------------------------------------------------------------------------------------------------------
Ken Bradley               June 13, 2000                 $0.25                 270,800           June 13, 2002
-------------------------------------------------------------------------------------------------------------
TOTAL                                                                         541,600
-------------------------------------------------------------------------------------------------------------

ITEM 13. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         During the year ended June 30, 2000, Form 3s for Mr. Dubois Mr. Bradley, Mr., Forgeron, Mr. MacKay, Mr. Spencer, Mr. Smart and Mr. Thomas were not timely filed.

ITEM 14. REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the last quarter of the Company's year ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            CityXpress.com Corp.



                                    By            /s/ Ken Bradley
                                      --------------------------------------
                                                      Ken Bradley
                                            Chief Operating Officer & CFO


                                    Date        October 12, 2000






         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phil Dubois                     Director, President and CEO                 October 10, 2000
-----------------

/s/ Ken Bradley                     Director, Chief Operating Officer & CFO     October 10, 2000
-----------------

                                    Director (Ken Spencer)                      October 10, 2000

/s/ Bob Smart                       Director                                    October 11, 2000
-----------------

/s/ Ian Thomas                      Director                                    October 11, 2000
-----------------

                                    PART F/S

FINANCIAL STATEMENTS


         Audited Consolidated Financial Statements of Cityxpress.com corp. as at June 30, 2000.

Consolidated Financial Statements

CITYXPRESS.COM CORP.
June 30, 2000

                          REPORT OF INDEPENDENT AUDITOR



To the Board of Directors and Shareholders of CITYXPRESS.COM CORP.

We have audited the accompanying consolidated balance sheets of CITYXPRESS.COM CORP. (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CityXpress.com Corp. at June 30, 2000 and 1999 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a limited source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     /s/  ERNST & YOUNG LLP
Vancouver, Canada,
August 23, 2000.                                      Chartered Accountants

CITYXPRESS.COM CORP.


                           CONSOLIDATED BALANCE SHEETS
          [See Nature of Operations and Basis of Presentation - Note 1]

As at June 30                                                         (Expressed in U.S. dollars)


                                                                          2000               1999
                                                                            $                  $
-------------------------------------------------------------------------------------------------
ASSETS [note 9]
CURRENT
Cash and cash equivalents                                               38,963            234,214
Accounts receivable, net of allowance for doubtful accounts
   of nil in 2000 and 1999                                              28,903              1,917
Other receivables                                                       26,220             27,433
Prepaid expenses and other                                             159,557             38,762
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   253,643            302,326
Property and equipment, net [note 6]                                    67,348             99,769
eCommerce technology, net of amortization of $668,950
   at June 30, 2000 and $196,750 at June 30, 1999                      747,534          1,219,734
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         1,068,525          1,621,829
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness [note 7]                                                  --              7,999
Accounts payable and accrued liabilities [note 8]                      361,921            280,154
Demand instalment loan [note 9]                                        167,213             72,704
Shareholders' loans [note 10]                                          252,900                 --
Deferred revenue                                                         1,206              6,190
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              783,240            367,047
Deferred tax liability [note 13]                                       253,100            413,100
Commitments [note 11]

STOCKHOLDERS' EQUITY (DEFICIT)
Share capital [note 12]
   Common stock - $0.001 par value
     Authorized shares: 50,000,000
     Issued and outstanding: 23,008,098 at June 30, 2000 and
     19,893,333 at June 30, 1999                                        14,497             11,383
   Common stock to be issued - nil at June 30, 2000 and
     627,860 at June 30, 1999                                               --            266,790
   Additional paid in capital                                        5,687,761          3,282,029
Other comprehensive income                                              19,625             19,625
Deficit                                                             (5,689,698)        (2,738,145)
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    32,185            841,682
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           1,068,525          1,621,829
=================================================================================================

See accompanying notes

On behalf of the Board:

                                Director                       Director

CITYXPRESS.COM CORP.


                   CONSOLIDATED STATEMENTS OF OPERATIONS
         [See Nature of Operations and Basis of Presentation - Note 1]


Years ended June 30                                                   (Expressed in U.S. dollars)


                                                                          2000               1999
                                                                            $                  $
-------------------------------------------------------------------------------------------------
REVENUE
Hosting fees                                                            52,196              8,400
License fees                                                             5,961              3,310
Initial set-up fees                                                     10,060                 --
Training fees                                                           64,903                 --
-------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                         133,120             11,710
Cost of sales                                                          211,204                510
-------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                                                    (78,084)            11,200

OPERATING EXPENSES
Sales and marketing                                                    321,660            154,903
Product development and technology                                     684,093            508,862
Finance and administration                                             990,895            860,077
Amortization of eCommerce technology                                   472,200            196,750
-------------------------------------------------------------------------------------------------
                                                                     2,468,848          1,720,592
-------------------------------------------------------------------------------------------------
Operating loss                                                      (2,546,932)        (1,709,392)
OTHER INCOME (EXPENSE)
   Interest expense                                                    (17,117)            (3,939)
   Interest and miscellaneous income                                       668              2,353
   Foreign exchange gain                                                15,944                 --
-------------------------------------------------------------------------------------------------
Total other expense                                                       (505)            (1,586)
-------------------------------------------------------------------------------------------------
Loss before income taxes                                            (2,547,437)        (1,710,978)
Deferred income tax recovery [note 13]                                 160,000             68,900
-------------------------------------------------------------------------------------------------
NET LOSS FOR THE YEAR                                               (2,387,437)        (1,642,078)
-------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS
Net loss for the year                                               (2,387,437)        (1,642,078)
Foreign currency translation                                                --             (5,894)
-------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS FOR THE YEAR                                     (2,387,437)        (1,647,972)
-------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE [NOTE 12(D)]
   Basic and diluted                                                     (0.14)             (0.12)
-------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES [NOTE 12(D)]
   Basic and diluted                                                21,091,604         13,588,904
-------------------------------------------------------------------------------------------------

See accompanying notes

CITYXPRESS.COM CORP.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) [See Nature of Operations and Basis of Presentation - Note 1]

                                                     (Expressed in U.S. dollars)

                                                                                      COMMON           COMMON           COMMON
                                                                       COMMON       STOCK TO BE     STOCK ISSUED     STOCK TO BE
                                                                       STOCK          ISSUED       AND OUTSTANDING      ISSUED
                                                                         #              #                 $                $
----------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding as of June 30, 1998 [note 1]                             800       1,756,380              --         276,903
Deemed common shares issued for cash received
   in the prior year [note 12(a)]                                       160,000        (160,000)             --         (17,033)
Deemed common shares issued for services rendered
   in the prior year [note 12(a)]                                       160,000        (160,000)             --         (30,521)
Deemed common shares issued for investment
   in the prior year [note 12(a)]                                        40,000         (40,000)             --          (3,406)
Deemed common shares issued for services rendered
   in the prior year [note 12(a)]                                     4,499,200              --              --              --
Deemed common shares issued for services rendered
   in the current year [note 12(a)]                                   1,337,248              --              --              --
Deemed common shares issued for cash [note 12(a)]                       237,667              --              --              --
Deemed common shares issued to charitable organizations
   [note 12(a)]                                                          80,000              --              --              --
Prior year's subscription shares issued in the current year,
   net of share issue costs of $10,187 [note 12(a)]                   1,396,380      (1,396,380)             --        (225,943)
Deemed common shares issued pursuant to private placement,
   net of issue costs of  $32,487 [note 12(a)]                          598,705              --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
DEEMED OUTSTANDING AS OF JANUARY 7, 1999                              8,510,000              --              --              --
===================================================================================================================================
Acquisition of CityXpress.com by WelcomeTo [note 2]                   5,100,000              --           5,100              --
Acquisition of Xceedx [note 4]                                        6,250,000              --           6,250              --
Shares to be issued for services rendered [note 12(a)]                       --         450,000              --              --
Finders fees acquisition costs [note 2]                                      --              --              --              --
Shares issued pursuant to private placement [note 12(a)]                 33,333              --              33              --
Shares to be issued [note 12(a)]                                             --         177,860              --         266,790
Net loss for the period                                                      --              --              --              --
Foreign currency translation                                                 --              --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF JUNE 30, 1999                                      19,893,333         627,860          11,383         266,790
===================================================================================================================================
Shares issued pursuant to share subscriptions
   [note 12(a)]                                                         177,860        (177,860)            178        (266,790)
Shares issued for services [note 12(a)]                                 450,000        (450,000)            450              --
Shares issued pursuant to private placement,
   net of share issue costs of $16,667 [note 12(a)]                   2,234,438              --           2,234              --
Shares issued for services rendered or to be rendered [note 12(a)]      252,467              --             252              --
Stock based compensation [notes 10(b) and 12(b)]                             --              --              --              --
Beneficial conversion feature of warrants [note 12(a)]                       --              --              --              --
Net loss for the year                                                        --              --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF JUNE 30, 2000                                      23,008,098              --          14,497              --
===================================================================================================================================

                                                                      ADDITIONAL        OTHER                          TOTAL
                                                                       PAID IN      COMPREHENSIVE                   STOCKHOLDERS'
                                                                       CAPITAL          INCOME        DEFICIT      EQUITY (DEFICIT)
                                                                          $                $             $                $
-----------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding as of June 30, 1998 [note 1]                               5          25,519      (1,096,067)       (793,640)
Deemed common shares issued for cash received
   in the prior year [note 12(a)]                                        17,033              --              --              --
Deemed common shares issued for services rendered
   in the prior year [note 12(a)]                                        30,521              --              --              --
Deemed common shares issued for investment
   in the prior year [note 12(a)]                                         3,406              --              --              --
Deemed common shares issued for services rendered
   in the prior year [note 12(a)]                                       863,718              --              --         863,718
Deemed common shares issued for services rendered
   in the current year [note 12(a)]                                     253,936              --              --         253,936
Deemed common shares issued for cash [note 12(a)]                        40,337              --              --          40,337
Deemed common shares issued to charitable organizations
   [note 12(a)]                                                          15,207              --              --          15,207
Prior year's subscription shares issued in the current year,
   net of share issue costs of $10,187 [note 12(a)]                     225,943              --              --              --
Deemed common shares issued pursuant to private placement,
   net of issue costs of  $32,487 [note 12(a)]                          143,318              --              --         143,318
-----------------------------------------------------------------------------------------------------------------------------------
DEEMED OUTSTANDING AS OF JANUARY 7, 1999                              1,593,424          25,519      (1,096,067)        522,876
===================================================================================================================================

Acquisition of CityXpress.com by WelcomeTo [note 2]                     719,889              --              --         724,989
Acquisition of Xceedx [note 4]                                          868,750              --              --         875,000
Shares to be issued for services rendered [note 12(a)]                  225,000              --              --         225,000
Finders fees acquisition costs [note 2]                                (225,000)             --              --        (225,000)
Shares issued pursuant to private placement [note 12(a)]                 99,966              --              --          99,999
Shares to be issued [note 12(a)]                                             --              --              --         266,790
Net loss for the period                                                      --              --      (1,642,078)     (1,642,078)
Foreign currency translation                                                 --          (5,894)             --          (5,894)
-----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF JUNE 30, 1999                                       3,282,029          19,625      (2,738,145)        841,682
===================================================================================================================================

Shares issued pursuant to share subscriptions
   [note 12(a)]                                                         266,612              --              --              --
Shares issued for services [note 12(a)]                                    (450)             --              --              --
Shares issued pursuant to private placement,
   net of share issue costs of $16,667 [note 12(a)]                   1,007,268              --              --       1,009,502
Shares issued for services rendered or to be rendered [note 12(a)]      290,518              --              --         290,770
Stock based compensation [notes 10(b) and 12(b)]                        277,668              --              --         277,668
Beneficial conversion feature of warrants [note 12(a)]                  564,116              --        (564,116)             --
Net loss for the year                                                        --              --      (2,387,437)     (2,387,437)
-----------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF JUNE 30, 2000                                       5,687,761          19,625      (5,689,698)         32,185
===================================================================================================================================

See accompanying notes.

CITYXPRESS.COM CORP.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         [See Nature of Operations and Basis of Presentation - Note 1]


Years ended June 30                                                   (Expressed in U.S. dollars)

                                                                          2000               1999
                                                                            $                  $
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the year                                               (2,387,437)        (1,642,078)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Amortization                                                        472,200            196,750
   Depreciation                                                         44,741             28,801
   Gain on disposal of property and equipment                               --                (28)
   Shares issued for services rendered                                 152,055            269,143
   Deferred income tax recovery                                       (160,000)           (68,900)
   Stock based compensation                                            277,668                 --
   Foreign exchange gain                                               (15,944)                --
Changes in operating assets and liabilities:
   Accounts receivable                                                 (26,986)              (778)
   Other receivables                                                     1,213                 --
   Prepaid expenses and other                                           17,920            (37,240)
   Accounts payable and accrued liabilities                             70,825            202,303
   Deferred revenue                                                     (4,984)             6,190
-------------------------------------------------------------------------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                             (1,558,729)        (1,045,837)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                                --              1,221
Purchase of property and equipment                                      (1,378)           (99,040)
Cash acquired on acquisition of subsidiaries [notes 1 and 4]                --            763,500
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (1,378)           665,681
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Borrowings under bank indebtedness                                      (7,999)             7,999
Proceeds from demand instalment loan                                   169,057                 --
Repayments of demand loans                                             (74,548)            (2,662)
Proceeds from shareholders' loans                                      252,900                 --
Proceeds from stock issued and to be issued, net of share issue
  costs                                                              1,009,502            510,107
Proceeds from exercise of warrants                                          --             40,337
=================================================================================================
NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,348,912            555,781
-------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                         15,944             (2,189)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE YEAR  (195,251)           173,436
Cash and cash equivalents, beginning of year                           234,214             60,778
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  38,963            234,214
=================================================================================================

SUPPLEMENTAL DISCLOSURE
Interest paid                                                           17,117              2,257
=================================================================================================

See accompanying notes

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2000 and 1999                               (Expressed in U.S. dollars)




1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

These consolidated financial statements are the continuing financial statements of WelcomeTo Search Engine ("WelcomeTo"), a British Columbia corporation which was incorporated on October 27, 1997. On January 7, 1999, WelcomeTo acquired 100% of the common shares of CityXpress.com Corp. ("CityXpress.com"), a United States non-operating company traded on the NASDAQ OTC Bulletin Board. After the acquisition on January 7, 1999, the accounting entity continued under the name of CityXpress.com [note 2].

CityXpress.com Corp. ("Company") is a software developer and Internet publisher, that allows internet consumers to locate and purchase products and services from online companies in their regional markets. The Company intends to build alliances with media companies who own newspaper and television stations and provide them with a suite of Internet products that can be profitably sold to businesses looking for cost-effective means of establishing and promoting an eCommerce presence in both their regional markets. The Company currently operates in only one industry segment and its marketing efforts are currently targeted to the North American market. The Company was considered a development stage company in the year ended June 30, 1999.

The Company's consolidated financial statements for the year ended June 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,387,437 for the year ended June 30, 2000 and has a working capital deficiency of $529,597 and deficit of $5,689,698 at June 30, 2000. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture fundings. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2000 and 1999                               (Expressed in U.S. dollars)




2.  REVERSE ACQUISITION

Pursuant to a share purchase agreement dated January 7, 1999, the shareholders of WelcomeTo sold their 100% interest in WelcomeTo to CityXpress.com in consideration for 8,510,000 shares of CityXpress.com which represented a controlling interest of approximately 62.5%. This transaction is considered an acquisition of CityXpress.com (the accounting subsidiary/legal parent) by WelcomeTo (the accounting parent/legal subsidiary) and has been accounted for as a purchase of the net assets of CityXpress.com by WelcomeTo in these consolidated financial statements because CityXpress.com had no business operations at the time of the acquisition. The reverse acquisition resulted in $225,000 of one-time costs which were paid by the issuance of shares. The costs of recapitalization have been charged against stockholders' equity.

These consolidated financial statements are issued under the name of CityXpress.com, but are a continuation of the financial statements of the accounting acquirer, WelcomeTo. WelcomeTo's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. The results of operations of CityXpress.com have been included in the consolidated statement of operations from the date of acquisition, January 7, 1999.

For purposes of the acquisition, the fair value of the net assets of CityXpress.com of $724,989 is ascribed to the 5,100,000 previously outstanding common shares of CityXpress.com deemed to be issued in the acquisition as follows:

                                                                                              $
-------------------------------------------------------------------------------------------------
Net assets acquired
   Cash                                                                                   750,000
   Accounts payable                                                                       (25,011)
-------------------------------------------------------------------------------------------------
                                                                                          724,989
Deemed consideration
   5,100,000 shares of CityXpress.com                                                     724,989
-------------------------------------------------------------------------------------------------

Prior to the reverse acquisition on January 7, 1999, the deemed number of outstanding shares of CityXpress.com was equal to the 8,510,000 common shares which were issued to the shareholders of WelcomeTo in the acquisition. These shares have been allocated to the changes in the combined issued and outstanding common stock and additional paid-in-capital of WelcomeTo up to January 7, 1999.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2000 and 1999                               (Expressed in U.S. dollars)




3.  SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The Company's significant accounting policies are summarized below.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CityXpress.com Corp. and its wholly-owned subsidiaries: WelcomeTo Search Engine Inc. (British Columbia, Canada) and Xceedx Technologies Inc. (British Columbia, Canada). All significant intercompany balances and transactions have been eliminated on consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life of the assets as follows:

     Computer equipment and software                      3 years
     Office furniture and equipment                       5 years
     Leasehold improvements                               Lease term

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2000 and 1999                               (Expressed in U.S. dollars)




3.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

ECOMMERCE TECHNOLOGY

eCommerce technology arose as part of the acquisition of Xceedx Technologies Inc. and is being amortized on a straight-line basis over its useful life, which is 36 months.

WEB-SITE DEVELOPMENT COSTS

Web-site development costs have been expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company monitors the recoverability of long-lived assets, including capital and intangible assets, based upon estimates using factors such as future asset utilization, business climate and future non-discounted cash flows expected to result from the use of the related assets or to be realized on sale. The Company's policy is to write down assets to their fair value in the period when it is likely that the carrying amount of the asset will not be recovered.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation to employees based on Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, whereby the intrinsic value of options granted is recorded at the measurement date. Compensation expense is calculated based on the difference, on the date of grant, between the fair value of the Company's stock and the exercise price and is recorded over the vesting period of the options. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" for stock options granted to employees.

Stock options granted to non-employees are accounted for under SFAS No. 123 using the fair value method. Compensation expense is calculated using the Black Scholes pricing model and recorded over the period the services are rendered.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2000 and 1999                               (Expressed in U.S. dollars)




3.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

FOREIGN CURRENCY TRANSLATION

Through March 31, 2000, the functional currency of the Company was the Canadian dollar, while the reporting currency in the consolidated financial statements was the U.S. dollar. Asset and liability accounts were translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expense amounts were translated at the average exchange rate for the year. Gains or losses resulting from this process were recorded in stockholders' equity as an adjustment to other comprehensive loss.

Effective April 1, 2000, the functional currency of the Company changed to the U.S. dollar. Accordingly, for the Canadian subsidiaries, monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing at the historic rate. Revenue and expenses are translated at the average exchange rate for the year. Gains or losses arising on this foreign currency translation are recorded in income.

REVENUE RECOGNITION

The Company enters into sales contracts that may encompass multiple elements, including hosting fees and initial set-up fees. The total fee for a multiple element arrangement is allocated to each element based upon objective evidence of the fair value of each element. Fair value is established through the Company's policy to charge customers the same price as when the element is sold separately. Hosting fees are recognized monthly as the services are performed. An initial set-up fee is recognized when the client's web site is activated for the world wide web, at which time the Company retains no material conditions or obligations to the customer.

In addition, the Company recognizes revenues from license fees and training fees. License fees are recognized monthly as the services are performed. Training fees are recognized in the period services are performed.

Cash received in advance of services rendered are treated as deferred revenue.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2000 and 1999                               (Expressed in U.S. dollars)




3.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

PRODUCT DEVELOPMENT COSTS

Product development costs incurred after technological feasibility of a product is established are capitalized. Technological feasibility is generally not established until substantially all related product development is complete and the product is released. In accordance with this policy, all product development costs incurred to date have been expensed as incurred.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $192,042 in the year ended June 30, 2000 [1999 - $38,694].

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

LOSS PER COMMON SHARE

The basic loss per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year.

The basic loss per common share for the years ended June 30, 2000 and 1999 was calculated by dividing income (loss) available to common stockholders by the weighted average number of shares deemed to be outstanding such that:

- The number of shares outstanding from the beginning of the fiscal period to the date of the reverse acquisition on January 7, 1999 is deemed to be the number of shares issued by CityXpress.com to WelcomeTo.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2000 and 1999                               (Expressed in U.S. dollars)




- The number of shares outstanding from the date of the reverse acquisition to the end of each fiscal year is deemed to be the weighted average number of shares of CityXpress.com outstanding in each period.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2000 and 1999                               (Expressed in U.S. dollars)




3.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

LOSS PER COMMON SHARE (CONT'D.)

Diluted loss per common share is computed giving effect to all potential dilutive options and warrants that were outstanding during the period. For the years ended June 30, 2000 and 1999, all outstanding options and warrants were anti-dilutive.

COMPREHENSIVE LOSS

Comprehensive loss includes all changes in stockholders' equity (deficit) during the year except those resulting from capital transactions. Other comprehensive income represents foreign currency translation adjustments for all years presented.

RECENT PRONOUNCEMENTS

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for the Company's fourth quarter ending June 30, 2001. The Company has not determined the impact of SAB 101, if any, on the consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN No. 44). This statement is effective for certain transactions from December 15, 1998 and is to be applied commencing July 1, 2000. The Company believes its existing stock based compensation policies are in compliance with FIN No. 44 and therefore, the adoption of FIN No. 44 will have no material impact on the Company's financial condition, results of operations or cash flows.

In March 2000, the Financial Accounting Standards Board issued EITF 00-2 "Accounting for Web Site Development Costs." EITF 00-2 will be effective for the Company's year end June 30, 2001. The Company does not expect that EITF 00-2 will have a material impact on its consolidated financial statements.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2000 and 1999                               (Expressed in U.S. dollars)




3.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

FINANCIAL INSTRUMENTS

Amounts reported for cash equivalents, accounts receivable, other receivables and accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. The carrying value of the demand instalment loan and shareholders' loans approximates fair value due to variable market interest rates being charged on outstanding balances.

COMPARATIVE FIGURES

Certain comparative figures have been reclassified from statements previously presented to conform to the presentation adopted in the current year.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2000 and 1999                               (Expressed in U.S. dollars)




4.  BUSINESS ACQUISITION

On January 27, 1999, the Company acquired 100% of the issued and outstanding share capital of Xceedx Technologies Inc., a company whose principal business was developing and selling eCommerce software products. The acquisition has been accounted for using the purchase method of accounting, in which the results of operations are included in the Company's accounts from the date of acquisition. Details of this acquisition are as follows:

                                                                          #
                                                                      OF SHARES               $
-------------------------------------------------------------------------------------------------

Purchase price                                                                            875,000
=================================================================================================

Consideration given:
Common shares issued January 27, 1999                                6,250,000            875,000
=================================================================================================


The purchase price has been allocated according to the estimated fair values of the assets and liabilities of Xceedx Technologies Inc. as follows:
                                                                                              $
-------------------------------------------------------------------------------------------------
Cash                                                                                       13,500
Accounts receivable and prepaids                                                           10,822
Property and equipment                                                                      6,727
eCommerce technology                                                                    1,416,484
Accounts payable and accrued liabilities                                                  (22,643)
Loan payable                                                                              (67,890)
Deferred tax liability                                                                   (482,000)
-------------------------------------------------------------------------------------------------
Net assets                                                                                875,000
=================================================================================================

The allocation to net assets includes incurred liabilities of $9,352 in respect of acquisition costs.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2000 and 1999                               (Expressed in U.S. dollars)




4.  BUSINESS ACQUISITION (CONT'D.)

Unaudited pro forma financial information for the acquisition as if the business had been acquired at the beginning of the fiscal year ended June 30, 1999 is presented as follows:

                                                                                             1999
                                                                                               $
-----------------------------------------------------------------------------------------------------------
Revenue                                                                                    92,423
Net loss                                                                                1,905,084
==========================================================================================================


Net loss per common share                                                                   (0.11)
==========================================================================================================

The unaudited pro forma information does not include the operating savings or synergies anticipated as a result of the combined operations.


5.  CREDIT RISK AND OTHER

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within range of management's expectations.

For the year ended June 30, 2000, approximately 89% of the Company's total revenues were generated through sales to one customer [1999 - nil]. At June 30, 2000, approximately 87% of the Company's accounts receivable balance was due from this customer [1999 - nil]. In addition, the Company utilizes a business directory listing provided to the Company by a supplier pursuant to an annual license agreement.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)


6.       PROPERTY AND EQUIPMENT

                                                2000                              1999
                                    -----------------------------       --------------------------
                                                      ACCUMULATED                      ACCUMULATED
                                       COST          DEPRECIATION         COST        DEPRECIATION
                                         $                 $                $                $
--------------------------------------------------------------------------------------------------
Computer equipment and software      127,510              69,207         116,628           28,501
Office furniture and equipment         6,078               1,961           4,579              189
Leasehold improvements                 7,692               2,764           7,753              501
--------------------------------------------------------------------------------------------------
                                     141,280              73,932         128,960           29,191
--------------------------------------------------------------------------------------------------
NET BOOK VALUE                                 67,348                             99,769
==================================================================================================


7.       BANK INDEBTEDNESS

At June 30, 1999, the Company had a credit facility available with the Canadian Imperial Bank of Commerce. This credit facility was arranged in three types of credits as follows:

Credit A A $10,183 revolving demand credit with interest at the bank's prime rate plus 1% per annum. As at June 30, 1999, the amount outstanding under this facility was $7,999. The Bank's prime rate at June 30, 1999 was 6.25%.

Credit B $75,809 of demand term loan with interest at the bank's prime rate plus 1% per annum, with monthly principal instalments of $445 per month. As at June 30, 1999, the amount outstanding under this facility was $72,704.

Credit C $6,110 pledged in favor of CIBC Merchant VISA against potential liability from account operations in accepting VISA and Mastercard deposits. As at June 30, 1999 this facility was not utilized.

Covenants under this credit facility required the Company's subsidiary to maintain a minimum stockholders' equity in excess of a specified amount, not to make capital expenditures in excess of a specified amount; and to obtain approval prior to payment of dividends and advancing loans to other parties.

This credit facility was restructured in January 2000 into a demand instalment loan [note 9].

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)


8.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                2000                      1999
                                                  $                         $
-------------------------------------------------------------------------------
Trade accounts payable                         314,311                  245,019
Employee compensation                               --                    7,980
Accrued liabilities                             47,610                   27,155
-------------------------------------------------------------------------------
                                               361,921                  280,154
===============================================================================


9.       DEMAND INSTALMENT LOAN

In January 2000, the Company refinanced its demand term loan [note 7], whereby it increased the loan amount to $169,687 (Cdn $250,000). The loan bears interest at the bank prime rate plus 1% and is repayable in equal monthly principal and interest instalments of $1,563 through February 2015, unless the loan is called on demand by the bank.

Annual principal repayments for this loan for the years succeeding June 30, 2000 are:

                                                                          $
-------------------------------------------------------------------------------
2001                                                                     6,461
2002                                                                     6,987
2003                                                                     7,516
2004                                                                     8,115
2005                                                                     8,744
Thereafter                                                              129,390
-------------------------------------------------------------------------------
                                                                        167,213
================================================================================

The loan is collateralized by a general security agreement on substantially all of the Company's assets, the maintenance of a compensating balance of $16,860 (Cdn. $25,000) that was provided by one of the Company's officers, a collateral mortgage security for $168,600 (Cdn. $250,000) providing the bank a first security interest in the personal property of two of the Company's officers, personal guarantees from two of the Company's officers [note 12] and the assignment of a life insurance policy on the Company's president.

At June 30, 2000 the bank prime rate was 7.5% [1999 - 6.25%].

CITYXPRESS.COM CORP.


                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)


10.      RELATED PARTY TRANSACTIONS

[A]      SHAREHOLDERS' LOANS

During the year ended June 30, 2000, the Company entered into unsecured shareholder loan agreements with the Company's chief executive officer and chief financial officer. The demand loans outstanding at June 30, all of which are without stated terms of repayment unless otherwise stated, are summarized below:

                                                              ANNUAL
                                                             INTEREST         BALANCE OUTSTANDING
                                                              RATE AT             AT JUNE 30,
                                                           JUNE 30, 2000       2000         1999
                                                                 %               $            $
-------------------------------------------------------------------------------------------------

Loans payable bearing interest at 10% and repayable in
   equal monthly principal and interest instalments of
   $1,510.                                                    10.00            168,600         --
Loan payable bearing interest at the CIBC Visa monthly
   interest rate.                                             19.50             16,860         --
Loan payable bearing interest at the Scotia McLeod
   monthly interest rate.                                      9.50             16,860         --
Loan payable bearing interest at 4.5% per annum.               4.50             33,720         --
Loan payable bearing interest at Toronto Dominion Bank
   monthly TD Select Line rate.                               10.25             16,860         --
-------------------------------------------------------------------------------------------------
                                                                               252,900
=================================================================================================

Interest incurred on the loans amounted to $2,874 for the year ended June 30, 2000.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)

10.      RELATED PARTY TRANSACTIONS (CONT'D.)

[B]      OTHER

On June 13, 2000, the Company granted 541,600 warrants to two of the Company's officers, as consideration for their guarantee of the demand instalment loan [note 9] and as consideration for the shareholder loans [note 10(a)]. Each warrant is exercisable for one common share of the Company at a price of $.25 per share through June 13, 2002. The estimated fair value of these warrants at the date of issuance of $48,744 was recorded as an expense in the consolidated statement of operations for the year ended June 30, 2000. The Black Scholes option pricing model was used to value the warrants with the following assumptions: no dividend yield; risk-free interest rate of 6.0%; expected volatility of 1.09; and an expected life of 1.5 years.


11.      COMMITMENTS

The Company leases its building premises and certain office equipment under operating leases expiring through fiscal year 2003. Future minimum lease commitments under these operating leases through fiscal year 2003 are as follows:

                                                                         $
------------------------------------------------------------------------------
2001                                                                   132,000
2002                                                                   121,000
2003                                                                    80,000
------------------------------------------------------------------------------
                                                                       333,000
==============================================================================

Rent expense for the year ended June 30, 2000 amounted to approximately $86,402 [1999 - $44,188].

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)


12.      SHARE CAPITAL

[A]      COMMON STOCK

On June 10, 1998, the Company agreed to reacquire and cancel 110 common shares of the Company from certain shareholders. In exchange for these shares, in November 1998, the Company issued 360,000 common shares upon amendment of the authorized capital of the Company. The cost to reacquire these shares and commitment to issue new shares was recorded as a reduction in common stock and corresponding increase in stock subscriptions. This transaction was recorded using the carrying values of the common stock reacquired of $50,960.

In November 1998, Company issued 1,396,380 common shares at $0.17 (Cdn. $0.25) per share for total cash proceeds of $236,130 less issue costs of $10,187.

In November 1998, the Company issued 4,499,200 common shares to certain officers, directors and employees of the Company in exchange for services provided in the period ended June 30, 1998. In addition, the Company issued 1,337,248 common shares to certain officers, directors and employees of the Company in exchange for services provided in July and August 1998. These common shares were issued at the fair value of the common stock of approximately $0.19 (Cdn. $0.28) per share, which was based on third party stock subscriptions. The Company recorded compensation expense of $253,936 during the year ended June 30, 1999.

In November 1998, the Company issued 237,667 common shares at $0.17 (Cdn. $0.25) per share for total cash proceeds of $40,337.

In November 1998, the Company issued 80,000 shares to two charitable organizations for services rendered in July and August 1998. These shares were recorded at the fair value of the common stock of approximately $0.19 per share (Cdn $0.28), which was based on third party stock subscription agreements.

In November 1998, the Company issued 274,900 common shares at $0.17 (Cdn. $0.25) per share, 210,471 common shares at $0.34 (Cdn. $0.50) per share, and 113,334 common shares at $0.51 (Cdn. $0.75) per share pursuant to third party stock subscription agreements. The Company received total cash proceeds of $175,805 less issue costs of $32,487.

In January 1999, the Company incurred one-time finders fee costs of $225,000 related to the reverse acquisition of the Company. These costs were paid by the issuance of 450,000 common shares at $0.50 (Cdn. $0.74) per share, after the year ended June 30, 1999.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)

12.      SHARE CAPITAL (CONT'D.)

[A]      COMMON STOCK (CONT'D.)

On March 15, 1999, the Company issued 33,333 common shares pursuant to stock subscription agreements at a price of $3.00 per share for cash of $99,999.

In August 1999, the Company issued 177,860 common shares at $1.50 per share, for $266,790, net of financing commissions payable. The net cash proceeds were received prior to June 30, 1999. Each common share issued has an attached warrant which entitles the holder to acquire one common share for $1.50 each for a one year period, and $2.00 each after one year. The warrants expire on June 10, 2001.

On August 15, 1999, the Company issued 100,000 units to a vendor for marketing and advertising services. Each unit comprised one common share and one warrant entitling the vendor to acquire one common share for $1.50 each for a one year period, and $2.00 each after one year [note 12(c)]. On May 18, 2000, the Company issued an additional 140,000 units to this vendor for marketing and advertising services. Each unit comprised one common share and one warrant entitling the vendor to acquire one common share for $.25 each for a one year period, and $.75 each after one year [note 12(c)]. The Company has recorded, in additional paid in capital, the units issued at their fair value of $281,200. Of this amount, approximately $142,500 has been recorded as an expense in the consolidated statement of operations for the year ended June 30, 2000 and the remainder has been recorded as a prepaid expense to be amortized over the period the services are rendered. The Black Scholes option pricing model was used to value the warrants with the following assumptions: no dividend yield; risk free interest rate of 6.0%; expected volatility of 1.09 and an expected life of 1.5 years.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)

12.      SHARE CAPITAL (CONT'D.)

[A]      COMMON STOCK (CONT'D.)

In October and December 1999, the Company issued 99,521 common shares and warrants to acquire 99,521 common shares for cash proceeds of $136,069. Each common share has one attached warrant which entitles the holder to acquire one common share for exercise prices of $1.25 to $1.50 during the first year and $1.75 to $2.00 during the second year. The warrants expire September 30, 2001 to October 13, 2001. Pursuant to the subscription agreements, if at any time until March 31, 2000 the Company issued common shares at a share price of less than the subscription price paid by the investors, then additional common shares and warrants would be issued, such that the effective issue price of the common shares issued is equal to the lower price paid. In January 2000, the Company issued an additional 172,617 common shares for no additional consideration, pursuant to this subscription agreement. In addition, the number of warrants granted was increased by 172,617 to 272,138 and the exercise price decreased to $.50 during the first year and $.75 during the second year.

In March 2000, the Company issued 12,467 common shares at $.77 per share to a vendor for marketing services with a fair market value of $9,570.

During the year ended June 30, 2000, the Company issued 1,962,300 units for cash proceeds of $890,100 before share issue costs of $16,667. Each unit comprised one common share and one warrant entitling the holder to acquire one common share [note 12(c)]. The proceeds of $1,026,169 have been allocated to the common shares and the warrants based on their relative fair values. The beneficial conversion feature of the warrants has been determined to be $564,116 and has been charged to the deficit.

[B]      STOCK OPTIONS

On August 25, 1999, the Board of Directors approved the creation of the Corporate Stock Option Plan ("Plan") pursuant to which the Company has reserved 2,000,000 shares of common stock. The terms and vesting period of options are determined by the directors at the date of grant. The majority of the options granted to date are exercisable over a four year period and vest on a cumulative basis at 1/3 per year.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)

12.      SHARE CAPITAL (CONT'D.)

[B]      STOCK OPTIONS (CONT'D.)

In August 1999, the Company granted 675,000 stock options to employees below the fair market value of the underlying common shares on the date of grant. Compensation expense of $226,898, calculated based on the intrinsic value method, has been recorded in the consolidated statement of operations for the year ended June 30, 2000.

Stock option transactions for the year ended June 30, 2000 are summarized below:

                                                                    OUTSTANDING OPTIONS
                                                SHARES         -------------------------------
                                               AVAILABLE                      WEIGHTED AVERAGE
                                             UNDER OPTION        SHARES        EXERCISE PRICE
                                                   #                #                 $
-----------------------------------------------------------------------------------------------
 BALANCE, JUNE 30, 1999                               --               --             --
 Reserve shares                                2,000,000               --             --
 Granted, July 13, 1999                         (675,000)         675,000           1.50
          May 15, 2000                          (872,500)         872,500           0.25
          June 27, 2000                         (200,000)         200,000           0.25
 Forfeited                                            --         (110,000)          1.50
-----------------------------------------------------------------------------------------------
 BALANCE, JUNE 30, 2000                          252,500        1,637,500           0.68
===============================================================================================

The following table summarizes information about stock options that are outstanding at June 30, 2000:


                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                               -------------------------------------------------------------------
   RANGE OF         NUMBER         WEIGHTED-       WEIGHTED-         NUMBER         WEIGHTED-
   EXERCISE     OUTSTANDING AT      AVERAGE         AVERAGE      OUTSTANDING AT      AVERAGE
    PRICES      JUNE 30, 2000      REMAINING     EXERCISE PRICE   JUNE 30, 2000   EXERCISE PRICE
       $             #         CONTRACTUAL LIFE        $                #               $
--------------------------------------------------------------------------------------------------
      0.25         1,072,500         3.71 yrs          0.25            200,000          0.25
      1.50           565,000         3.04 yrs          1.50                 --          1.50
--------------------------------------------------------------------------------------------------
                   1,637,500                                           200,000
==================================================================================================

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)


12.      SHARE CAPITAL (CONT'D.)

[B]      STOCK OPTIONS (CONT'D.)

The weighted average fair value of options granted during the year ended June 30, 2000 was as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                        OPTIONS      FAIR VALUE
                                                           #             $
--------------------------------------------------------------------------------
Exercise price:
   Equal to fair market value                          1,072,500        0.19
   Greater than fair market value                             --          --
   Less than fair market value                           675,000        2.21
--------------------------------------------------------------------------------
                                                       1,747,500        0.97
================================================================================

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard ("SFAS") No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option granted during the year was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions: risk free interest rates of 6%; dividend yield of nil; volatility factors of the expected market price of the Company's common stock of 1.09 and a weighted average expected life of the option of 3.8 years.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)


12.      SHARE CAPITAL (CONT'D.)

[B]      STOCK OPTIONS (CONT'D.)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information for the year ended June 30, 2000 is as follows:

                                                                            $
---------------------------------------------------------------------------------
Net loss                                               As reported     (2,387,437)
Beneficial conversion feature of warrants [note 12(a)] As reported       (564,116)
APB 25 compensation expense                            As recorded        228,924
SFAS 123 compensation expense                          Pro forma         (788,645)
---------------------------------------------------------------------------------
Pro forma net loss                                     Pro forma       (3,511,274)
---------------------------------------------------------------------------------
Pro forma net loss per common share:
   Basic and diluted                                   Pro forma            (0.17)
=================================================================================

[C]      WARRANTS

The following represents a summary of warrants outstanding June 30, 2000:


                                                            OUTSTANDING WARRANTS
                                     ----------------------------------------------------------------
                                                         EXERCISE PRICE
                                         SHARES        YEAR 1        YEAR 2
 GRANT DATE                                #              $              $              EXPIRY DATE
-----------------------------------------------------------------------------------------------------
 June 10, 1999                           177,860        1.50           2.00             June 10, 2001
 July 14, 1999                            45,260        1.50           2.00             July 14, 2001
 August 15, 1999                         100,000        1.50           2.00           August 15, 2001
 September 30, 1999                      465,800        0.50           0.75        September 30, 2001
 October 13, 1999                        132,138        0.50           0.75          October 13, 2001
 December 10, 1999                       408,000        0.50           0.75         December 10, 2001
 January 18, 2000                        138,000        0.50           0.75          January 18, 2002
 January 31, 2000                        500,000        0.50           0.75          January 31, 2002
 May 1, 2000                             405,240        0.25           0.75               May 1, 2002
 May 18, 2000                            280,000        0.25           0.75              May 18, 2002
 June 13, 2000                           541,600        0.25           0.25             June 13, 2002
-----------------------------------------------------------------------------------------------------
 BALANCE, JUNE 30, 2000                3,193,898
=====================================================================================================

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)


12.      SHARE CAPITAL (CONT'D.)

[D]      LOSS PER COMMON SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                       2000                1999
                                                                        $                    $
-------------------------------------------------------------------------------------------------
     NUMERATOR
     Net loss for the year                                          (2,387,437)        (1,642,078)
       Beneficial conversion feature of warrants [note 12(a)]         (564,116)                --
-------------------------------------------------------------------------------------------------
     Net loss attributable to common shareholders                   (2,951,553)        (1,642,078)

     DENOMINATOR
     Weighted average number of common shares outstanding           21,091,604         13,588,904

     Basic and diluted loss per common share                             (0.14)             (0.12)
=================================================================================================

     For the years ended June 30, 2000 and 1999, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)


13.      INCOME TAXES

The Company is subject to United States Federal Taxes at an approximate rate of 35%. It is also subject to Canadian Federal and British Columbia provincial taxes of approximately 45%. No current provision or benefit for income taxes has been recorded for the years ended June 30, 2000 or 1999 as the Company has incurred operating losses and has no carryback potential.

The Company's deferred income tax recovery at June 30 comprises:

                                                    2000               1999
                                                      $                  $
-------------------------------------------------------------------------------
United States                                     (160,000)           (68,900)
Canada                                                  --                 --
-------------------------------------------------------------------------------
                                                  (160,000)           (68,900)
================================================================================

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the years ended June 30 is:

                                                                        2000              1999
                                                                          $                 $
-------------------------------------------------------------------------------------------------
Tax at U.S. statutory rates                                           (812,000)          (599,000)
Lower (higher) effective income taxes of other country                (210,000)          (171,000)
Deferred tax assets not recognized for accounting purposes             467,000                 --
Net operating losses not recognized for accounting purposes            286,000            670,000
Non-deductible expenses                                                139,000              1,000
Other                                                                  (30,000)            30,100
-------------------------------------------------------------------------------------------------
Income tax recovery                                                   (160,000)           (68,900)
=================================================================================================

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)



13.      INCOME TAXES (CONT'D.)

Net deferred tax assets (liabilities) consist of the following at June 30:

                                                                  2000               1999
                                                                    $                  $
--------------------------------------------------------------------------------------------

DEFERRED TAX ASSETS
Loss carryforwards                                              1,059,000            720,000
Tax value in excess of book value                                 613,000                 --
Valuation allowance for future tax assets                      (1,672,000)          (720,000)
--------------------------------------------------------------------------------------------
Net deferred tax assets                                                --                 --
--------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITY
Excess book versus tax difference on eCommerce technology        (253,100)          (413,100)
============================================================================================

The tax losses expire as follows:
                                                                                         $
-------------------------------------------------------------------------------------------

CANADIAN
2004                                                                                 170,000
2005                                                                               1,360,000
2007                                                                                 842,000
--------------------------------------------------------------------------------------------
                                                                                   2,372,000
============================================================================================

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


June 30, 2000 and 1999                              (Expressed in U.S. dollars)


14.  SEGMENT INFORMATION

Predominantly all of the Company's assets and employees are located in Canada for the years presented. The following table represents total revenues based on the location of the customer.

                                                    2000                1999
                                                      $                   $
-------------------------------------------------------------------------------
U.S.A.                                             121,992              2,549
Canada                                              11,128              9,161
-------------------------------------------------------------------------------
Total revenues                                     133,120             11,710
===============================================================================


15.      SUBSEQUENT EVENT

On August 16, 2000, the Company entered into a loan and security agreement with its major customer. Under this loan agreement, the Company entered into two $125,000 promissory notes that bear interest at the Wall Street Journal prime rate and mature in November 2000. As part of these promissory note agreements, the Company is obligated to grant the note holder the option to acquire 2,223,285 common shares of the Company. The terms and exercise price of the options are being negotiated. In connection with the agreement, the Company entered into a collateral license agreement covering the licensing of the Company's software to its major customer in the event of a default pursuant to the loan and security agreement.

                                PART III EXHIBITS


         The following Exhibits are filed herewith. The Company shall furnish copies of Exhibits for a reasonable fee covering the expenses of furnishing copies upon request.


Exhibit
Number   Description
-------------------------------------------------------------------------------

1.       Loan and Security Agreement with Lee Enterprises Inc. dated August 16,
         2000.

2.       Promissory Note Agreement with Lee Enterprises Inc. dated August 17,
         2000.

3.       Promissory Note Agreement with Lee Enterprises Inc. dated August 28,
         2000.

4.       Promissory Note Agreement with Lee Enterprises Inc. dated September 19,
         2000.

5.       Collateral License Agreement with Lee Enterprises dated August 16,
         2000.

6.       Escrow Agreement with Lee Enterprises Inc. dated August 16, 2000.

7.       Promissory Note with Ken Bradley for $50,000 Canadian funds dated
         January 14, 2000.

8.       Promissory Note with Phil Dubois for $25,000 Canadian funds dated
         January 31, 2000.

9.       Promissory Note with Phil Dubois for $25,000 Canadian funds dated April
         20, 2000.

10.      Promissory Note with Ken Bradley for $25,000 Canadian funds dated April
         25,2000.

11.      Promissory Note with Ken Bradley for $125,000 Canadian funds dated June
         13, 2000.

12.      Promissory Note with Phil Dubois for $125,000 Canadian funds dated June
         13, 2000.


         The following Exhibits are incorporated by reference to Exhibits previously filed with the Commission. The Company shall furnish copies of Exhibits for a reasonable fee covering the expenses of furnishing copies upon request.

Exhibit
Number   Description
-------------------------------------------------------------------------------
1.       Articles of Incorporation of Wicked Wings of Buffalo Inc. effective
         January 15,1981.

2.       Articles of amendment of Wicked Wings of Buffalo Inc. effective August
         3, 1998.

3.       Articles of name change from Wicked Wings of Buffalo to WelcomeTo
         Search Engine, Inc. effective January 7, 1999.

4.       Articles of name change from WelcomeTo Search Engine, Inc. to
         CityXpress.com Corp. effective August 25, 1999.

5.       Bylaws of CityXpress.com Corp.

6.       Acquisition Agreement by and between WelcomeTo Search Engine, Inc. and
         Xceedx Technologies Inc. dated January 27, 1999.

7.       Acquisition Agreement by and between WelcomeTo Search Engine, Inc. and
         WelcomeTo Search Engine Inc. dated January 7, 1999.

8.       Pooling Agreement by and between The Shareholders of WelcomeTo Search
         Engine, Inc. listed on Schedule A to the Agreement and Russell &
         DuMoulin dated as of December 11, 1999.

9. Voluntary Pooling Agreement by and between the undersigned Shareholders of WelcomeTo Search Engine, Inc., WelcomeTo Search Engine, Inc. and
         Russell & DuMoulin dated as of December 11, 19999.

10.      Stock Option Agreement.

11.      Service Agreement by and between WelcomeTo Search Engine, Inc. and Phil
         Dubois, dated January 27, 1999.

12.      Service Agreement by and between WelcomeTo Search Engine, Inc. and Ken
         R. Bradley, dated January 27, 1999.

13.      Data and service Agreement by and between WelcomeTo Search Engine, Inc.
         and Dun and Bradstreet dated March 5, 1999.

14.      Strategic Partner Agreement by and between CityXpress.com Corp. and Lee
         Enterprises Incorporated.

15.      Canadian Imperial Bank of Commerce Credit Agreement with the Company.

16.      Canadian Imperial Bank of Commerce Securities Pledge Agreement with the
         Company.

17.      Canadian Imperial Bank of Commerce Security Agreement with the Company.

18.      Guarantee of Mr. Phil Dubois.

19.      Guarantee of Mr. Ken Bradley

20.      CyberCash Agreement.

21.      CityXpress.com Corp. specimen share certificate.