Form 10KSB/A
period 2000-06-30
CITYXPRESS COM CORP
filed 2000-10-20
CIK 1104867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


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


         The Company is presently seeking additional funding through private offerings with individuals and institutions. The Company raised through private placements a gross proceeds of $1,026,169 in the year ended June 30, 2000. The Company believes it can continue to raise funds through private offerings and is actively seeking other private investors.


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

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------
                                  ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                               -------------------------     -----------------------------------
                                                                     AWARDS             PAY-OUTS
                                                             ------------------------   --------
                                                  OTHER                    SECURITIES
                                                  ANNUAL     RESTRICTED      UNDER-                  ALL OTHER
                                                  COMPEN-      STOCK          LYING                   COMPEN-
NAME AND                       SALARY    BONUS    SATION      AWARD(S)       OPTIONS       LTIP        SATION
PRINCIPAL POSITION      YEAR     ($)      ($)      ($)          ($)          SARS(#)     PAYOUTS        ($)
---------------------------------------------------------------------------------------------------------------

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

         The following is a summary of the share purchase options exercised by the Company's directors and officers during the financial year ended June 30, 2000:


                 AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
           FINANCIAL YEAR END AND FINANCIAL YEAR END OPTION/SAR VALUES

-------------------------------------------------------------------------------------------------------------
                                                                                              VALUE OF
                           COMMON SHARES                           UNEXERCISED OPTIONS       UNEXERCISED
         NAME               ACQUIRED ON         AGGREGATE VALUE        AT FINANCIAL         IN-THE-MONEY
                            EXERCISE (#)         REALIZED ($)            YEAR-END          OPTIONS/SARS AT
                                                                                         FINANCIAL YEAR-END
                                                                                                 ($)
-------------------------------------------------------------------------------------------------------------
Phil Dubois (1)                 Nil                   Nil                  Nil                   N/A
-------------------------------------------------------------------------------------------------------------
Ken Bradley (1)                 Nil                   Nil                  Nil                   N/A
-------------------------------------------------------------------------------------------------------------
Brent Forgeron (1)              Nil                   Nil                  Nil                   N/A
-------------------------------------------------------------------------------------------------------------
Ken Spencer                     Nil                   Nil                100,000                6,000
-------------------------------------------------------------------------------------------------------------
Bob Smart                       Nil                   Nil                 50,000                3,000
-------------------------------------------------------------------------------------------------------------
Ian Thomas                      Nil                   Nil                 50,000                3,000
-------------------------------------------------------------------------------------------------------------
Jim MacKay                      Nil                   Nil                250,000(2)            15,000 N/A(2)
-------------------------------------------------------------------------------------------------------------
TOTAL                           NIL                   NIL                450,000               27,000 12,000
-------------------------------------------------------------------------------------------------------------


NOTE (1) There were no options granted by the Company to these specified executive officers noted during the year ended June 30, 2000.


(2) The stock options are exercisable as to 1/3 of the shares on May 15, 2001, as to 1/3 of the shares on May 15, 2002 and as to the remaining 1/3 of the shares on May 15, 2003, provided Mr. MacKay is an employee of the Company on those dates.

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



-------------------------------------------------------------------------------------------------------------
                           NAME AND ADDRESS OF            AMOUNT AND NATURE OF                 (8)
TITLE OF CLASS               BENEFICIAL OWNER             BENEFICIAL OWNERSHIP         PERCENTAGE OF CLASS
-------------------------------------------------------------------------------------------------------------
Common Shares         Phil Dubois                             2,,897,550(1)(7)                12.6%
                      Suite 200
                      1727 West Broadway
                      Vancouver, BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Ken Bradley                             2,863,050(2)(7)                 12.5%
                      Suite 200
                      1727 West Broadway
                      Vancouver, BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Brent Forgeron                          1,130,000                        4.9%
                      23-1243 Thurlow Street
                      Vancouver, BC V6E 1X4
-------------------------------------------------------------------------------------------------------------

Common Shares         Ken Spencer                          1,295,240(3)(7) $1,145,240          5.6% 5.0%
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Jim MacKay                              250,000(4)                       1.1%
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Bob Smart                                50,000(5)                       0.2%
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Ian Thomas                               50,000(6)                       0.2%
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
-------------------------------------------------------------------------------------------------------------
ALL OFFICERS AND DIRECTORS AS A GROUP (7)                     8,535,840 8,385,840              37.1% 36.4%
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

(3) Includes 100,000 shares of common stock, which may be purchased pursuant to options granted by the Company.

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


                                    Date        October 20, 2000






         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phil Dubois                     Director, President and CEO                 October 20, 2000
-----------------

/s/ Ken Bradley                     Director, Chief Operating Officer & CFO     October 20, 2000
-----------------

                                    Director (Ken Spencer)                      October 20, 2000

/s/ Bob Smart                       Director                                    October 20, 2000
-----------------

/s/ Ian Thomas                      Director                                    October 20, 2000
-----------------

                                PART III EXHIBITS


         The following Exhibits are filed herewith. The Company shall furnish copies of Exhibits for a reasonable fee covering the expenses of furnishing copies upon request.


Exhibit
Number   Description
-------------------------------------------------------------------------------

1.       Loan and Security Agreement with Lee Enterprises Inc. dated August 16,
         2000.*

2.       Promissory Note Agreement with Lee Enterprises Inc. dated August 17,
         2000.*

3.       Promissory Note Agreement with Lee Enterprises Inc. dated August 28,
         2000.*

4.       Promissory Note Agreement with Lee Enterprises Inc. dated September 19,
         2000.*

5.       Collateral License Agreement with Lee Enterprises dated August 16,
         2000.*

6.       Escrow Agreement with Lee Enterprises Inc. dated August 16, 2000.*

7.       Promissory Note with Ken Bradley for $50,000 Canadian funds dated
         January 14, 2000.*

8.       Promissory Note with Phil Dubois for $25,000 Canadian funds dated
         January 31, 2000.*

9.       Promissory Note with Phil Dubois for $25,000 Canadian funds dated April
         20, 2000.*

10.      Promissory Note with Ken Bradley for $25,000 Canadian funds dated April
         25,2000.*

11.      Promissory Note with Ken Bradley for $125,000 Canadian funds dated June
         13, 2000.*

12.      Promissory Note with Phil Dubois for $125,000 Canadian funds dated June
         13, 2000.*

27.1     Financial Data Schedule

         * Previously filed on Form 10-K

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