Form 10KSB/A
period 2000-06-30
CITYXPRESS COM CORP
filed 2000-10-23
CIK 1104867

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


         In the year ended June 30, 2000, the Company raised in separate private placements a total gross proceeds of $890,100 1,026,169 and issued 1,962,300 2,234,438 common shares.


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



-------------------------------------------------------------------------------------------------------------
                           NAME AND ADDRESS OF            AMOUNT AND NATURE OF                 (8)
TITLE OF CLASS               BENEFICIAL OWNER             BENEFICIAL OWNERSHIP         PERCENTAGE OF CLASS
-------------------------------------------------------------------------------------------------------------
Common Shares         Phil Dubois                             2,,897,550(1)(7)                12.6%
                      Suite 200
                      1727 West Broadway
                      Vancouver, BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Ken Bradley                             2,863,050(2)(7)                 12.5%
                      Suite 200
                      1727 West Broadway
                      Vancouver, BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Brent Forgeron                          1,130,000                        4.9%
                      23-1243 Thurlow Street
                      Vancouver, BC V6E 1X4
-------------------------------------------------------------------------------------------------------------

Common Shares         Ken Spencer                          1,295,240(3)(7) 1,145,240           5.6% 5.0%
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Jim MacKay                              250,000(4)                       1.1%
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Bob Smart                                50,000(5)                       0.2%
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
-------------------------------------------------------------------------------------------------------------

Common Shares         Ian Thomas                               50,000(6)                       0.2%
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
-------------------------------------------------------------------------------------------------------------
ALL OFFICERS AND DIRECTORS AS A GROUP (7)                     8,535,840 8,385,840              37.1% 36.4%
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


                                    Date        October 23, 2000






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