Form 10-QT
period 2000-09-30
CITYXPRESS COM CORP
filed 2000-11-14
CIK 1104867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

               For the quarterly period ended September 30, 2000.


                              CityXpress.com Corp.
                          ----------------------------
                                Name of business

       Florida                                             98-0232838
----------------------                          -------------------------------
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


                                  Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 9, 2000 23,008,098 common shares.

    Transitional Small Business Disclosure Format (check one) Yes [X] No [ ].


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I.......................................................................     4

     ITEM   1.  FIRST QUARTER F/S ENDING SEPTEMBER 30, 2000..................     4
     ITEM   2   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......    18

PART II......................................................................    21

     ITEM   1.  LEGAL PROCEEDINGS............................................    21

     ITEM   2.  CHANGES IN SECURITIES........................................    21

     ITEM   3.  DEFAULTS UPON SENIOR SECURITIES..............................    21

     ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    21

     ITEM   5.  OTHER INFORMATION............................................    21

     ITEM   6.  EXHIBITS AND REPORTS.........................................    21

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained in this report constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's limited operating history; under capitalization; risks involving new product development; unpredictability of future revenues; competition; management of business growth; risks of technological change; the Company's dependence on key personnel; ability to develop marketing relationships with strategic partners; dependence on continued growth in use of the Internet; the Company's ability to protect its intellectual property rights and uncertainty regarding infringing intellectual property rights of others; government regulations; and the other risks and uncertainties described in this report.

                          PART I-FINANCIAL INFORMATION

ITEM 1. FIRST QUARTER FINANCIAL STATEMENTS ENDING SEPTEMBER 30, 2000

         Consolidated unaudited financial statements of the Company for the three months ended September 30, 2000 and September 30, 1999. All figures are presented in U.S. Currency, unless otherwise stated.

CITYXPRESS.COM CORP.


                           CONSOLIDATED BALANCE SHEETS
          [See Nature of Operations and Basis of Presentation - Note 1]

As at September 30                                                   (Expressed in U.S. dollars)

                                                                    SEPTEMBER 30         JUNE 30
                                                                            2000            2000
                                                                               $               $
-------------------------------------------------------------------------------------------------

ASSETS [note 4]
CURRENT
Cash and cash equivalents                                                   --             38,963
Accounts receivable, net of allowance for doubtful accounts
   of nil in 2000                                                       34,666             28,903
Other receivables                                                        8,064             26,220
Prepaid expenses and other                                             129,277            159,557
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   172,007            253,643
Property and equipment, net                                             59,629             67,348
eCommerce technology, net of amortization of $787,000
   at September 30, 2000 and $668,950 at June 30, 2000                 629,484            747,534
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           861,120          1,068,525
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank indebtedness                                                       22,952                 --
Accounts payable and accrued liabilities                               300,688            361,921
Demand instalment loan [note 4]                                        166,087            167,213
Shareholders' loans [note 5 (a)]                                       249,973            252,900
Loan payable [note 7]                                                  290,000                 --
Deferred revenue                                                           808              1,206
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            1,030,508            783,240
Deferred tax liability                                                 213,100            253,100
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    1,243,608          1,036,340
Commitments

STOCKHOLDERS' EQUITY (DEFICIT)
Share capital [note 6]
   Common stock - $0.001 par value
     Authorized shares: 50,000,000
     Issued and outstanding: 23,008,098 at September 30, 2000
      and June 30, 2000                                                 14,497             14,497
   Additional paid in capital                                        5,719,581          5,687,761
Other comprehensive income                                              19,625             19,625
Deficit                                                             (6,136,191)        (5,689,698)
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (382,488)            32,185
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             861,120          1,068,525
=================================================================================================

See accompanying notes

On behalf of the Board:

                                    Director                      Director

CITYXPRESS.COM CORP.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
         [See Nature of Operations and Basis of Presentation - Note 1]


Three months ended September 30                                       (Expressed in U.S. dollars)

                                                                       2000               1999
                                                                         $                  $
-------------------------------------------------------------------------------------------------
REVENUE
Development fees                                                         8,862                 --
Hosting fees                                                            11,989              2,296
Training fees                                                            7,439                 --
Banner Advertising fees                                                 31,065                 --
Premier Listings fees                                                    8,667                 --
Coupons fees                                                             3,265                 --
E-commerce fees                                                          4,429                 --
License fees                                                                --              2,019
-------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                          75,716              4,315
Cost of sales                                                           70,169                 19
-------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                                                      5,547              4,296

OPERATING EXPENSES
Sales and marketing                                                     81,018             58,648
Product development and technology                                     103,991            221,994
Finance and administration                                             176,935            177,309
Amortization of eCommerce technology                                   118,050            118,050
-------------------------------------------------------------------------------------------------
                                                                       479,994            576,001
-------------------------------------------------------------------------------------------------
Operating loss                                                        (474,447)          (571,705)
OTHER INCOME (EXPENSE)
   Interest expense                                                    (14,909)            (1,806)
   Interest and miscellaneous income                                       152                171
   Foreign exchange gain                                                 2,711                 --
-------------------------------------------------------------------------------------------------
Total other expense                                                    (12,046)            (1,635)
-------------------------------------------------------------------------------------------------
Loss before income taxes                                              (486,493)          (573,340)
Deferred income tax recovery                                            40,000             40,000
-------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                                               (446,493)          (533,340)
=================================================================================================
COMPREHENSIVE LOSS
Net loss for the period                                               (446,493)          (533,340)
Foreign currency translation                                                --                754
-------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS FOR THE PERIOD                                     (446,493)          (532,586)
=================================================================================================
NET LOSS PER COMMON SHARE [NOTE 6(D)]
   Basic and diluted                                                     (0.02)             (0.03)
=================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES [NOTE 6(D)]
   Basic                                                            23,008,098         20,558,910
=================================================================================================

See accompanying notes

CITYXPRESS.COM CORP.


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) [See Nature of Operations and Basis of Presentation - Note 1]

                                                    (Expressed in U.S. dollars)


                                                                                                         COMMON
                                                                                          COMMON       STOCK TO BE
                                                                                           STOCK          ISSUED
                                                                                             #              #
--------------------------------------------------------------------------------------------------------------------
Deemed outstanding as of June 30, 1998 [note 1]                                                800       1,756,380
Deemed common shares issued for cash received in the prior year [note 12(a)]               160,000        (160,000)
Deemed common shares issued for services rendered in the prior year [note 12(a)]           160,000        (160,000)
Deemed common shares issued for investment in the prior year [note 12(a)]                   40,000         (40,000)
Deemed common shares issued for services rendered in the prior year [note 12(a)]         4,499,200              --
Deemed common shares issued for services rendered in the current year [note 12(a)]       1,337,248              --
Deemed common shares issued for cash [note 12(a)]                                          237,667              --
Deemed common shares issued to charitable organizations [note 12(a)]                        80,000              --
Prior year's subscription shares issued in the current year,  net of share
   issue costs of $10,187 [note 12(a)]                                                   1,396,380      (1,396,380)
Deemed common shares issued pursuant to private placement, net of
   issue costs of  $32,487 [note 12(a)]                                                    598,705              --
------------------------------------------------------------------------------------------------------------------
DEEMED OUTSTANDING AS OF JANUARY 7, 1999                                                 8,510,000              --
==================================================================================================================
Acquisition of CityXpress.com by WelcomeTo [note 2]                                      5,100,000              --
Acquisition of Xceedx [note 4]                                                           6,250,000              --
Shares to be issued for services rendered [note 12(a)]                                          --         450,000
Finders fees acquisition costs [note 2]                                                         --              --
Shares issued pursuant to private placement [note 12(a)]                                    33,333              --
Shares to be issued [note 12(a)]                                                                --         177,860
Net loss for the period                                                                         --              --
Foreign currency translation                                                                    --              --
------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF JUNE 30, 1999                                                         19,893,333         627,860
==================================================================================================================
Shares issued pursuant to share subscriptions [note 12(a)]                                 177,860        (177,860)
Shares issued for services [note 12(a)]                                                    450,000        (450,000)
Shares issued pursuant to private placement, net of share
   issue costs of $16,667 [note 12(a)]                                                   2,234,438              --
Shares issued for services rendered or to be rendered [note 12(a)]                         252,467              --
Stock based compensation [notes 10(b) and 12(b)]                                                --              --
Beneficial conversion feature of warrants [note 12(a)]                                          --              --
Net loss for the period                                                                         --              --
------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF JUNE 30, 2000                                                         23,008,098              --
==================================================================================================================
Stock based compensation [note 12(b)]                                                           --              --
Net loss for the period                                                                         --              --
------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF SEPTEMBER  30, 2000                                                   23,008,098              --
==================================================================================================================


                                                                                       COMMON          COMMON          ADDITIONAL
                                                                                   STOCK ISSUED      STOCK TO BE         PAID IN
                                                                                   AND OUTSTANDING     ISSUED            CAPITAL
                                                                                          $                $                 $
---------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding as of June 30, 1998 [note 1]                                             --          276,903                5
Deemed common shares issued for cash received in the prior year [note 12(a)]                --          (17,033)          17,033
Deemed common shares issued for services rendered in the prior year [note 12(a)]            --          (30,521)          30,521
Deemed common shares issued for investment in the prior year [note 12(a)]                   --           (3,406)           3,406
Deemed common shares issued for services rendered in the prior year [note 12(a)]            --               --          863,718
Deemed common shares issued for services rendered in the current year [note 12(a)]          --               --          253,936
Deemed common shares issued for cash [note 12(a)]                                           --               --           40,337
Deemed common shares issued to charitable organizations [note 12(a)]                        --               --           15,207
Prior year's subscription shares issued in the current year,  net of share
   issue costs of $10,187 [note 12(a)]                                                      --         (225,943)         225,943
Deemed common shares issued pursuant to private placement, net of
   issue costs of  $32,487 [note 12(a)]                                                     --               --          143,318
--------------------------------------------------------------------------------------------------------------------------------
DEEMED OUTSTANDING AS OF JANUARY 7, 1999                                                    --               --        1,593,424
================================================================================================================================
Acquisition of CityXpress.com by WelcomeTo [note 2]                                      5,100               --          719,889
Acquisition of Xceedx [note 4]                                                           6,250               --          868,750
Shares to be issued for services rendered [note 12(a)]                                      --               --          225,000
Finders fees acquisition costs [note 2]                                                     --               --         (225,000)
Shares issued pursuant to private placement [note 12(a)]                                    33               --           99,966
Shares to be issued [note 12(a)]                                                            --          266,790               --
Net loss for the period                                                                     --               --               --
Foreign currency translation                                                                --               --               --
--------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF JUNE 30, 1999                                                         11,383          266,790        3,282,029
================================================================================================================================
Shares issued pursuant to share subscriptions [note 12(a)]                                 178         (266,790)         266,612
Shares issued for services [note 12(a)]                                                    450               --             (450)
Shares issued pursuant to private placement, net of share
   issue costs of $16,667 [note 12(a)]                                                   2,234               --        1,007,268
Shares issued for services rendered or to be rendered [note 12(a)]                         252               --          290,518
Stock based compensation [notes 10(b) and 12(b)]                                            --               --          277,668
Beneficial conversion feature of warrants [note 12(a)]                                      --               --          564,116
Net loss for the period                                                                     --               --               --
--------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF JUNE 30, 2000                                                         14,497               --        5,687,761
================================================================================================================================
Stock based compensation [note 12(b)]                                                       --               --           31,820
Net loss for the period                                                                     --               --               --
--------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF SEPTEMBER  30, 2000                                                   14,497               --        5,719,581
================================================================================================================================


                                                                                        OTHER                           TOTAL
                                                                                    COMPREHENSIVE                    STOCKHOLDERS'
                                                                                       INCOME          DEFICIT      EQUITY (DEFICIT)
                                                                                          $                $               $
-----------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding as of June 30, 1998 [note 1]                                          25,519       (1,096,067)        (793,640)
Deemed common shares issued for cash received in the prior year [note 12(a)]                 --               --               --
Deemed common shares issued for services rendered in the prior year [note 12(a)]             --               --               --
Deemed common shares issued for investment in the prior year [note 12(a)]                    --               --               --
Deemed common shares issued for services rendered in the prior year [note 12(a)]             --               --          863,718
Deemed common shares issued for services rendered in the current year [note 12(a)]           --               --          253,936
Deemed common shares issued for cash [note 12(a)]                                            --               --           40,337
Deemed common shares issued to charitable organizations [note 12(a)]                         --               --           15,207
Prior year's subscription shares issued in the current year,  net of share
   issue costs of $10,187 [note 12(a)]                                                       --               --               --
Deemed common shares issued pursuant to private placement, net of
   issue costs of  $32,487 [note 12(a)]                                                      --               --          143,318
---------------------------------------------------------------------------------------------------------------------------------
DEEMED OUTSTANDING AS OF JANUARY 7, 1999                                                 25,519       (1,096,067)         522,876
=================================================================================================================================
Acquisition of CityXpress.com by WelcomeTo [note 2]                                          --               --          724,989
Acquisition of Xceedx [note 4]                                                               --               --          875,000
Shares to be issued for services rendered [note 12(a)]                                       --               --          225,000
Finders fees acquisition costs [note 2]                                                      --               --         (225,000)
Shares issued pursuant to private placement [note 12(a)]                                     --               --           99,999
Shares to be issued [note 12(a)]                                                             --               --          266,790
Net loss for the period                                                                      --       (1,642,078)      (1,642,078)
Foreign currency translation                                                             (5,894)              --           (5,894)
---------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF JUNE 30, 1999                                                          19,625       (2,738,145)         841,682
=================================================================================================================================
Shares issued pursuant to share subscriptions [note 12(a)]                                   --               --               --
Shares issued for services [note 12(a)]                                                      --               --               --
Shares issued pursuant to private placement, net of share
   issue costs of $16,667 [note 12(a)]                                                       --               --        1,009,502
Shares issued for services rendered or to be rendered [note 12(a)]                           --               --          290,770
Stock based compensation [notes 10(b) and 12(b)]                                             --               --          277,668
Beneficial conversion feature of warrants [note 12(a)]                                       --         (564,116)              --
Net loss for the period                                                                      --       (2,387,437)      (2,387,437)
---------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF JUNE 30, 2000                                                          19,625       (5,689,698)          32,185
=================================================================================================================================
Stock based compensation [note 12(b)]                                                        --               --           31,820
Net loss for the period                                                                      --         (446,493)        (446,493)
---------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF SEPTEMBER  30, 2000                                                    19,625       (6,136,191)        (382,488)
=================================================================================================================================


See accompanying notes

CITYXPRESS.COM CORP.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          [See Nature of Operations and Basis of Presentation - Note 1]

Three months ended September 30                                      (Expressed in U.S. dollars)

                                                                        2000              1999
                                                                         $                  $
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                               (446,493)          (533,340)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Amortization                                                        118,050            118,050
   Depreciation                                                         11,257             11,114
   Deferred income tax recovery                                        (40,000)           (40,000)
   Stock based compensation                                             31,820                 --
   Foreign exchange gain                                                (2,711)                --
Changes in operating assets and liabilities:
   Accounts receivable                                                  (6,267)               941
   Other receivables                                                    18,176              9,538
   Prepaid expenses and other                                           30,301           (127,596)
   Accounts payable and accrued liabilities                            (58,772)           (93,080)
   Deferred revenue                                                       (389)            (1,899)
-------------------------------------------------------------------------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                               (345,028)          (656,272)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                      (3,213)           (10,965)
Cash acquired on acquisition of subsidiaries [notes 1]                      --                 --
-------------------------------------------------------------------------------------------------
NET CASH (USED) IN INVESTING ACTIVITIES                                 (3,213)           (10,965)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Borrowings under bank indebtedness                                          --             (1,129)
Proceeds from loan payable                                             290,000                 --
Repayments of demand loans                                              (1,126)            (1,521)
Repayments of shareholders' loans                                          (44)                --
Proceeds from stock issued and to be issued, net of share issue costs       --            450,790
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              288,830            448,140
-------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                         (2,504)             7,774

NET (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD          (61,915)          (211,323)
Cash and cash equivalents, beginning of period                          38,963            234,214
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               (22,952)            22,891
=================================================================================================

SUPPLEMENTAL DISCLOSURE
Interest paid                                                           14,909              1,806
=================================================================================================


See accompanying notes

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     (expressed in U.S. dollars)

Information as at September 30, 2000 and for the three months ended September 30, 2000 and 1999 is unaudited.

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

These consolidated financial statements are the continuing financial statements of WelcomeTo Search Engine ("WelcomeTo"), a British Columbia corporation which was incorporated on October 27, 1997. On January 7, 1999, WelcomeTo acquired 100% of the common shares of CityXpress.com Corp. ("CityXpress.com"); a United States non-operating company traded on the NASDAQ OTC Bulletin Board. After the acquisition on January 7, 1999, the accounting entity continued under the name of CityXpress.com.

CityXpress.com Corp. ("Company") is a software developer and Internet publisher.

The Company's consolidated financial statements for the three months ended September 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $446,493 for the three months ended September 30, 2000 and has a working capital deficiency of $858,501 and deficit in stockholder's equity of $6,136,191 at September 30, 2000. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture funding. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

These financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States and in the opinion of management reflect all adjustments, which consist only of normal and recurring adjustments necessary to present fairly the financial position and results of operations and cash flows.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2000.

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     (expressed in U.S. dollars)

Information as at September 30, 2000 and for the three months ended September 30, 2000 and 1999 is unaudited.

2. ECOMMERCE TECHNOLOGY

eCommerce technology arose as part of the acquisition of Xceedx Technologies Inc. and is being amortized on a straight-line basis over its useful life, which is 36 months.

3. CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within range of management's expectations.

For the three months ended September 30, 2000, approximately 99% of the Company's total revenues were generated through sales to one customer [1999 - nil]. At September 30, 2000, approximately 97% of the Company's accounts receivable balance were due from this customer [1999 - nil].

4. DEMAND INSTALMENT LOAN

In January 2000, the Company restructured its credit facility with the bank. In addition, the existing loan was refinanced into a demand instalment of $169,687 (Cdn $250,000). The loan bears interest at the bank prime rate plus 1% and is repayable in equal monthly principal and interest instalments of $1,563 for the period March 15, 2000 to February 15, 2015. At September 30, 2000 the balance outstanding is $166,087.

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     (expressed in U.S. dollars)

Information as at September 30, 2000 and for the three months ended September 30, 2000 and 1999 is unaudited.

5.  RELATED PARTY TRANSACTIONS

[A]   SHAREHOLDERS' LOANS

During the year ended June 30, 2000, the Company entered into unsecured shareholder loan agreements with the Company's chief executive officer and chief financial officer. The demand loans outstanding at September 30, all of which are without stated terms of repayment unless otherwise stated, are summarized below:

                                                                 ANNUAL
                                                                INTEREST         BALANCE OUTSTANDING
                                                                 RATE AT           AT SEPTEMBER 30,
                                                           SEPTEMBER 30, 2000     2000         1999
                                                                    %               $            $
----------------------------------------------------------------------------------------------------

Loans payable bearing interest at 10% and repayable
in equal monthly principal and interest instalments
 of $1,510                                                        10.00          166,633        --
Loan payable bearing interest at the CIBC Visa
 monthly interest rate                                            19.50           16,668        --
Loan payable bearing interest at the Scotia McLeod
monthly interest rate                                              9.50           16,668        --
Loan payable bearing interest at 4.5% per annum                    4.50           33,336        --
Loan payable bearing interest at Toronto Dominion Bank
monthly TD Select Line rate                                       10.25           16,668        --
----------------------------------------------------------------------------------------------------
                                                                                 249,973        --
====================================================================================================

Interest incurred on the loans amounted to $6,475 for the three months ended September 30, 2000.

[B] OTHER

On June 13, 2000, the Company granted 541,600 warrants to two of the Company's officers, as consideration for their guarantee of the demand instalment loan [note 4] and as consideration for the shareholder loans [note 5(a)]. Each warrant is exercisable for one common share of the Company at a price of $.25 per share through June 13, 2002. The estimated fair value of these warrants at the date of issuance of $48,744 was recorded as an expense in the consolidated statement of operations for the year ended June 30, 2000. The Black Scholes option-pricing model was used to value the warrants with the following assumptions: no dividend yield; risk-free interest rate of 6.0%; expected volatility of 1.09; and an expected life of 1.5 years.

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     (expressed in U.S. dollars)

Information as at September 30, 2000 and for the three months ended September 30, 2000 and 1999 is unaudited.

6. SHARE CAPITAL

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

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     (expressed in U.S. dollars)

Information as at September 30, 2000 and for the three months ended September 30, 2000 and 1999 is unaudited.

6. SHARE CAPITAL (CONT'D.)

[A] COMMON STOCK (CONT'D.)

In August 1999, the Company issued 177,860 common shares at $1.50 per share, for $266,790, net of financing commissions payable. The net cash proceeds were received prior to June 30, 1999. Each common share issued has an attached warrant which entitles the holder to acquire one common share for $1.50 each for a one-year period and $2.00 each after one year. The warrants expire on June 10, 2001.

On August 15, 1999, the Company issued 100,000 units to a vendor for marketing and advertising services. Each unit comprised one common share and one warrant entitling the vendor to acquire one common share for $1.50 each for a one-year period and $2.00 each after one year [note 12(c)]. On May 18, 2000, the Company issued an additional 140,000 units to this vendor for marketing and advertising services. Each unit comprised one common share and one warrant entitling the vendor to acquire one common share for $.25 each for a one year period, and $.75 each after one year [note 12(c)]. The Company has recorded, in additional paid in capital, the units issued at their fair value of $281,200. Of this amount, approximately $142,500 has been recorded as an expense in the consolidated statement of operations for the year ended June 30, 2000 and the remainder has been recorded as a prepaid expense to be amortized over the period the services are rendered. The Black Scholes option-pricing model was used to value the warrants with the following assumptions: no dividend yield; risk free interest rate of 6.0%; expected volatility of 1.09 and an expected life of 1.5 years.

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

During the year ended June 30, 2000, the Company issued 1,962,300 units for cash proceeds of $890,100 before share issue costs of $16,667. Each unit comprised one common share and one warrant entitling the holder to acquire one common share.

The total proceeds of $1,026,169 representing 2,234,438 common shares have been allocated to the common shares and the warrants based on their relative fair values. The beneficial conversion feature of the warrants has been determined to be $564,116 and has been charged to the deficit.

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     (expressed in U.S. dollars)

Information as at September 30, 2000 and for the three months ended September 30, 2000 and 1999 is unaudited.

6. SHARE CAPITAL (CONT'D.)

[B] STOCK OPTIONS

On August 25, 1999, the Board of Directors approved the creation of the Corporate Stock Option Plan ("Plan") pursuant to which the Company has reserved 2,000,000 shares of common stock. The terms and vesting period of options are determined by the directors at the date of grant. The majority of the options granted to date are exercisable over a four-year period and vest on a cumulative basis at 1/3 per year.

In August 1999, the Company granted 675,000 stock options to employees below the fair market value of the underlying common shares on the date of grant. Compensation expense of $31,820, calculated based on the intrinsic value method, has been recorded in the consolidated statement of operations for the quarter ended September 30, 2000.

Stock option transactions for the quarter ended September 30, 2000 are summarized below:

                                                              OUTSTANDING OPTIONS
                                        SHARES           -----------------------------
                                       AVAILABLE                      WEIGHTED AVERAGE
                                     UNDER OPTION        SHARES       EXERCISE PRICE
                                           #                #                $
--------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                        --                --            --
Reserve shares                         2,000,000                --            --
Granted, July 13, 1999                  (675,000)          675,000          1.50
         May 15, 2000                   (872,500)          872,500          0.25
         June 27, 2000                  (200,000)          200,000          0.25
Forfeited                                     --          (185,000)         1.50
                                              --           (47,500)         0.25
--------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000              252,500         1,515,000          0.65
======================================================================================

The following table summarizes information about stock options that are outstanding at September 30, 2000:

                                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                            -----------------------------------------------------------------
RANGE OF        NUMBER          WEIGHTED-       WEIGHTED-         NUMBER         WEIGHTED-
EXERCISE    OUTSTANDING AT       AVERAGE         AVERAGE      OUTSTANDING AT      AVERAGE
 PRICES     SEPTEMBER 30,       REMAINING     EXERCISE PRICE   SEPTEMBER 30,   EXERCISE PRICE
                 2000       CONTRACTUAL LIFE                      2000
    $              #                                 $              #                $
---------------------------------------------------------------------------------------------

  0.25         1,025,000         3.64 yrs          0.25          200,000           0.25
  1.50           490,000         2.78 yrs          1.50          163,333           1.50
---------------------------------------------------------------------------------------------
               1,515,000                                         363,333
=============================================================================================

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     (expressed in U.S. dollars)

Information as at September 30, 2000 and for the three months ended September 30, 2000 and 1999 is unaudited.

6. SHARE CAPITAL (CONT'D.)

[B] STOCK OPTIONS (CONT'D.)

The weighted average fair value of options granted during the quarter ended September 30, 2000 was as follows:

                                                         WEIGHTED
                                                          AVERAGE
                                           OPTIONS      FAIR VALUE
                                              #              $
------------------------------------------------------------------

Exercise price:
   Equal to fair market value             1,072,500         0.19
   Greater than fair market value                --           --
   Less than fair market value              675,000         2.21
------------------------------------------------------------------
                                          1,747,500         0.97
==================================================================

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information for the quarter ended September 30, 2000 is as follows:

                                                                              $
-----------------------------------------------------------------------------------

Net loss                                                  As reported     (446,493)
Beneficial conversion feature of warrants [note 12(a)]    As reported           --
APB 25 compensation expense                               As recorded           --
SFAS 123 compensation expense                             Pro forma             --
-----------------------------------------------------------------------------------
Pro forma net loss                                        Pro forma       (446,493)
-----------------------------------------------------------------------------------
Pro forma net loss per common share:
   Basic and diluted                                      Pro forma          (0.02)
===================================================================================

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     (expressed in U.S. dollars)

Information as at September 30, 2000 and for the three months ended September 30, 2000 and 1999 is unaudited.

6. SHARE CAPITAL (CONT'D.)

[C] WARRANTS

The following represents a summary of warrants outstanding September 30, 2000:

                                                    OUTSTANDING WARRANTS
                                  ---------------------------------------------------------
                                      EXERCISE PRICE
                                    SHARES       YEAR 1       YEAR 2
GRANT DATE                            #            $             $           EXPIRY DATE
-------------------------------------------------------------------------------------------

June 10, 1999                       177,860       1.50          2.00          June 10, 2001
July 14, 1999                        45,260       1.50          2.00          July 14, 2001
August 15, 1999                     100,000       1.50          2.00        August 15, 2001
September 30, 1999                  465,800       0.50          0.75     September 30, 2001
October 13, 1999                    132,138       0.50          0.75       October 13, 2001
December 10, 1999                   408,000       0.50          0.75      December 10, 2001
January 18, 2000                    138,000       0.50          0.75       January 18, 2002
January 31, 2000                    500,000       0.50          0.75       January 31, 2002
May 1, 2000                         405,240       0.25          0.75            May 1, 2002
May 18, 2000                        280,000       0.25          0.75           May 18, 2002
June 13, 2000                       541,600       0.25          0.25          June 13, 2002

-------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000       3,193,898
===========================================================================================

[D] LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                 2000            1999
                                                                   $               $
----------------------------------------------------------------------------------------
NUMERATOR
Net loss for the year                                          (446,493)       (533,340)

----------------------------------------------------------------------------------------
Net loss attributable to common shareholders                   (446,493)       (533,340)

DENOMINATOR
Weighted average number of common shares outstanding         23,008,098      20,558,910

Basic loss per common share                                       (0.02)          (0.03)
========================================================================================

For the quarters ended September 30, 2000 and 1999, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share, as their effect would be anti-dilutive.

CITYXPRESS.COM CORP.
(A DEVELOPMENT STAGE ENTERPRISE)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     (expressed in U.S. dollars)

Information as at September 30, 2000 and for the three months ended September 30, 2000 and 1999 is unaudited.

7. LOAN PAYABLE

On August 16, 2000, the Company entered into a Loan and Security Agreement with Lee Enterprises Incorporated (Lee). Under this agreement, the Company received $290,000 in funding in the form of promissory notes that bear interest at the Wall Street Journal rate, as detailed below:

                                                                   CURRENT
          DATE              AMOUNT          MATURITY DATE       INTEREST RATE
                              $                                       %
-----------------------------------------------------------------------------
   AUGUST 17, 2000         125,000        NOVEMBER 17, 2000          9.5
   AUGUST 28, 2000         125,000        NOVEMBER 28, 2000          9.5
   SEPTEMBER 19, 2000       40,000        DECEMBER 19, 2000          9.5
-----------------------------------------------------------------------------

                           290,000
=============================================================================

As part of the loan and security agreement, the Company is obligated to grant the note holder the option to acquire 2,223,285 common shares of the Company. In conjunction with these agreements, the Company entered into a Collateral License Agreement covering the licensing of the Company's software to Lee in the event of a default pursuant to the loan and security agreement. Interest to September 30, 2000 on this loan amounted to $2,695.

8. SUBSEQUENT EVENT

As of November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated (Lee) whereby Lee would provide funding up to $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture would consist of a series of six debentures of $250,000 that would be funded during the period from November 2000 to May 2001. The Company received $250,000 in funding under the debenture in October 2000. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at conversion price of $0.2173 per common share until October 31, 2003. The Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture will be converted to CityXpress shares at fair market value on the date of conversion. As part of the Investment Agreement, the Loan and Security Agreement dated August 16, 2000 was amended by changing the repayment terms and maturity dates of the promissory notes, as per note 7, to October 31, 2002. The amended agreement also cancelled Lee's right under the Loan Security Agreement to acquire 2,223,285 common shares. Under the Investment Agreement, the Company has entered into a Registration Rights Agreement providing Lee the ability to register their shares under the Investment Agreement based on certain conditions.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company incurred a net loss for the three months ended September 30, 2000 of $446,493 as compared to a loss of $533,340 for the same period in 1999 a decrease of $86,847. The Company recorded revenue of $75,716 in the quarter ended September 30, 2000 resulting in an increase of $71,401 over the same three-month period last year. This revenue increase resulted primarily from our media partner Lee Enterprises Incorporated (Lee). The decrease in net loss for the three months ended September 30, 2000 of $86,847 is the result of decreased expenses resulting primarily from the following items compared to the same three month period ended September 30, 1999:

-        Decrease in cost of the listing information for the database of $40.
- Decrease in development and technology expenses caused by decrease in salaries of $34,002.
- Decrease in general office expenses caused by the decrease in employee count of $24,435.
- Increase in sales and marketing expenses as a result of increase in employee count of $10,491.

         Lee portal sites accounted for $74,477 of revenue for the quarter ended September 30, 2000.

         FINANCING AND LIQUIDITY

         As of September 30, 2000, the Company had an overdraft cash balance of $22,952, a working capital deficiency of $858,501 that included shareholders' loans of $249,973 and loan payable of $290,000, demand loan of $166,087 and accounts payables and accrued liabilities of $300,688.

         As of August 16, 2000, the Company entered into a Loan and Security Agreement with Lee. Under this agreement, the Company received $290,000 in funding in the form of promissory notes that bear interest at the Wall Street Journal rate. As part of the loan and security agreement, the Company is obligated to grant the note holder the option to acquire 2,223,285 common shares of the Company. In conjunction with these agreements, the Company entered into a Collateral License Agreement covering the licensing of the Company's software to Lee in the event of default pursuant to the loan and security agreement.

         As of November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated (Lee) whereby Lee would provide funding up to $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture would consist of a series of six debentures of $250,000 that would be funded during the period from November 2000 to May 2001. The Company received $250,000 in funding under the debenture in October 2000. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at conversion price of $0.2173 per common share until October 31, 2003. The Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture will be converted to CityXpress shares at fair market value on the date of conversion. As part of the Investment Agreement, the Loan and Security Agreement dated August 16, 2000 was amended by changing the repayment terms and maturity dates of the promissory notes, as per note 7, to

October 31, 2002. The amended agreement also cancelled Lee right under the Loan Security Agreement to acquire 2,223,285 common shares. Under the Investment Agreement, the Company has entered into a Registration Rights Agreement providing Lee the ability to register their shares under the Investment Agreement based on certain conditions.

         Based on the expenditures for the three months ended September 30, 2000, the Company forecasts minimum annual operating cash requirements of approximately $1.5 million. The Lee investment of $1.5 million provides sufficient resources to maintain current operations for the next 12 months. Revenue generated under agreements with additional media companies will also improve the Company's cash flow over the next 12 months.

         PLAN OF OPERATION

         The Company is dependent on obtaining new financing for ongoing operation, capital expenditures and working capital. There is no assurance that such financing will be available when required by or under terms favorable to the Company.

         The Company anticipates that media revenue from Lee will grow as Lee implements additional portal sites at their newspapers. Revenue from Lee for the period ended September 30, 2000 amounted to $74,477. Revenue for the second quarter from Lee is expected to exceed the previous period revenue as additional portal sites are implemented. Lee is committed to implementing 54 Special Sections by September 30, 2001, which will result in additional incremental revenue. The Company has implemented a business development program with Lee that will include a CityXpress.com business development employee working with each Lee Newspaper sales manager to maximize the Internet revenue opportunities using CityXpress.com products. The Company believes this direct contact with each sales manager will ensure successful implementation of our products within Lee and maximize the revenue potential at each Lee Newspaper.

         The Company expects to see revenue from MediaNet commencing in December 2000 which will increase as they implement our eCommerce products at their affiliate Radio Station Network.

         The Company is actively calling on other media companies regarding its product offerings. Each additional media company agreement will generate additional revenue and cash flow. Management is confident that it will be successful in closing additional media agreements.

         The Company is presently seeking additional funding through private offerings with individuals and institutions and is actively seeking other private investors in the range of $100,000 to $500,000 to increase its cash position.

         The investment by Lee of $1,500,000 in the form of a floating rate subordinated convertible debenture provides the minimum working capital required by the Company for a year.

         BUSINESS RISKS

         The Company faces three significant business risks on a going forward basis:

- Raising the equity financing needed to operate the Company at its current operating level and providing the operating funds, capital additions and repayment of liabilities in a timely manner. If the Company is unsuccessful in this regard it will be required to reduce operating expenditures to a level that will be in line with cash flows.
- The Company may be unsuccessful in obtaining additional media partners or the Lee agreement may be unsuccessful in generating revenues. In either case, the Company would have to re-evaluate its business model to determine if there was another partnership arrangement that would provide the economic, cash flow or business advantages it currently believes will be provided by media companies. The Company at this time cannot assess whether it could find other business partners and negotiate favorable terms that would provide the necessary revenue and cash flow required by the Company.
- A major competitor or new company could dominate the market sector being targeted by the Company. The Company would then have to assess the impact of the situation. The regional eCommerce market sector is large and there may be room for two suppliers to media companies. If not, then the Company would have to assess what other market sector it could successfully operate in.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings

ITEM 2. CHANGES IN SECURITIES

As of November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated (Lee) whereby Lee would provide funding up to $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture would consist of a series of six debentures of $250,000 that would be funded during the period from November 2000 to May 2001. The Company received $250,000 in funding under the debenture in October 2000. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at conversion price of $0.2173 per common share until October 31, 2003. The Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture will be converted to CityXpress shares at fair market value on the date of conversion. As part of the Investment Agreement, the Loan and Security Agreement dated August 16, 2000 was amended by changing the repayment terms and maturity dates of the promissory notes, as per note 7, to October 31, 2002. The amended agreement also cancelled Lee's right under the Loan Security Agreement to acquire 2,223,285 common shares. Under the Investment Agreement, the Company has entered into a Registration Rights Agreement providing Lee the ability to register their shares under the Investment Agreement based on certain conditions.

A copy of the Investment Agreement, Second Amendment to the Loan and Security Agreement and the Registration Rights Agreements are attached.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         There have been no defaults by the Company regarding any senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no submissions by the Company regarding a vote of security holders.

ITEM 5. OTHER INFORMATION

         The Company's Annual Form 10-KSB has been filed with the Securities and Exchange Commission on October 13, 2000.

         See Item # 2 above.

ITEM 6. EXHIBITS AND REPORTS

         1. Investment Agreement by and between the Company and Lee Enterprises Incorporated.

         2. Second Amendment to the Loan and Security Agreement by and between the Company and Lee Enterprises Incorporated.
         3. Registration Rights Agreement by and between the Company and Lee Enterprises Incorporated.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CityXpress.com Corp.


Date: November 14, 2000                      /s/ Ken Bradley
                                             -----------------------------------
                                                  Signature

                                                 Ken Bradley
                                             -----------------------------------
                                                  Print Name

                                                Chief Operating Officer & CFO
                                             -----------------------------------
                                                  Title