Form 10-QT/A
period 2000-09-30
CITYXPRESS COM CORP
filed 2000-11-16
CIK 1104867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A


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
=================================================================================================

See accompanying notes

CITYXPRESS.COM CORP.


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) [See Nature of Operations and Basis of Presentation - Note 1]

                                                    (Expressed in U.S. dollars)



                                                                                                         COMMON
                                                                                          COMMON       STOCK TO BE
                                                                                           STOCK          ISSUED
                                                                                             #              #
--------------------------------------------------------------------------------------------------------------------
Deemed outstanding as of June 30, 1998 [note 1]                                                800       1,756,380
Deemed common shares issued for cash received in the prior year [note 6(a)]                160,000        (160,000)
Deemed common shares issued for services rendered in the prior year [note 6(a)]            160,000        (160,000)
Deemed common shares issued for investment in the prior year [note 6(a)]                    40,000         (40,000)
Deemed common shares issued for services rendered in the prior year [note 6(a)]          4,499,200              --
Deemed common shares issued for services rendered in the current year [note 6(a)]        1,337,248              --
Deemed common shares issued for cash [note 6(a)]                                           237,667              --
Deemed common shares issued to charitable organizations [note 6(a)]                         80,000              --
Prior year's subscription shares issued in the current year,  net of share
   issue costs of $10,187 [note 6(a)]                                                    1,396,380      (1,396,380)
Deemed common shares issued pursuant to private placement, net of
   issue costs of  $32,487 [note 6(a)]                                                     598,705              --
------------------------------------------------------------------------------------------------------------------
DEEMED OUTSTANDING AS OF JANUARY 7, 1999                                                 8,510,000              --
==================================================================================================================
Acquisition of CityXpress.com by WelcomeTo [note 2]                                      5,100,000              --
Acquisition of Xceedx [note 4]                                                           6,250,000              --
Shares to be issued for services rendered [note 6(a)]                                           --         450,000
Finders fees acquisition costs [note 2]                                                         --              --
Shares issued pursuant to private placement [note 6(a)]                                     33,333              --
Shares to be issued [note 6(a)]                                                                 --         177,860
Net loss for the period                                                                         --              --
Foreign currency translation                                                                    --              --
------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF JUNE 30, 1999                                                         19,893,333         627,860
==================================================================================================================
Shares issued pursuant to share subscriptions [note 6(a)]                                  177,860        (177,860)
Shares issued for services [note 6(a)]                                                     450,000        (450,000)
Shares issued pursuant to private placement, net of share
   issue costs of $16,667 [note 6(a)]                                                    2,234,438              --
Shares issued for services rendered or to be rendered [note 6(a)]                          252,467              --
Stock based compensation [notes 6(a)]                                                           --              --
Beneficial conversion feature of warrants [note 6(a)]                                           --              --
Net loss for the period                                                                         --              --
------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF JUNE 30, 2000                                                         23,008,098              --
==================================================================================================================
Stock based compensation [note 6(a)]                                                            --              --
Net loss for the period                                                                         --              --
------------------------------------------------------------------------------------------------------------------
OUTSTANDING AS OF SEPTEMBER  30, 2000                                                   23,008,098              --
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
=================================================================================================================================


See accompanying notes

CITYXPRESS.COM CORP.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          [See Nature of Operations and Basis of Presentation - Note 1]

Three months ended September 30                                      (Expressed in U.S. dollars)

                                                                        2000              1999
                                                                         $                  $
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                               (446,493)          (533,340)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Amortization                                                        118,050            118,050
   Depreciation                                                         11,257             11,114
   Deferred income tax recovery                                        (40,000)           (40,000)
   Stock based compensation                                             31,820                 --
   Foreign exchange gain                                                (2,711)                --
Changes in operating assets and liabilities:
   Accounts receivable                                                  (6,267)               941
   Other receivables                                                    18,176              9,538
   Prepaid expenses and other                                           30,301           (127,596)
   Accounts payable and accrued liabilities                            (58,772)           (93,080)
   Deferred revenue                                                       (389)            (1,899)
-------------------------------------------------------------------------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                               (345,028)          (656,272)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                      (3,213)           (10,965)
Cash acquired on acquisition of subsidiaries [notes 1]                      --                 --
-------------------------------------------------------------------------------------------------
NET CASH (USED) IN INVESTING ACTIVITIES                                 (3,213)           (10,965)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Borrowings under bank indebtedness                                      22,952             (1,129)
Proceeds from loan payable                                             290,000                 --
Repayments of demand loans                                              (1,126)            (1,521)
Repayments of shareholders' loans                                          (44)                --
Proceeds from stock issued and to be issued, net of share issue costs       --            450,790
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              311,782            448,140
-------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                         (2,504)             7,774

NET (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD          (38,963)          (211,323)
Cash and cash equivalents, beginning of period                          38,963            234,214
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    --             22,891
=================================================================================================

SUPPLEMENTAL DISCLOSURE
Interest paid                                                           14,909              1,806
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
-----------------------------------------------------------------------------

                           290,000
=============================================================================


In conjunction with thee agreements, the Company entered into a Collateral License Agreement covering the licensing of the Company's software to Lee in the event of a default pursuant to the loan and security agreement. As part of the loan and security agreement, the Company agreed to grant the note holder an option to acquire 2,223,285 common shares of the Company. The terms and exercise price had not been negotiated. Subsequent to the period end the Loan and Security Agreement was amended as described in note 8 and the Company is no long required to grant the option. Interest to September 30, 2000 on this loan amounted to $2,695.


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


-    Decrease in cost of the listing information for the database of $40,236.

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

ITEM 5. OTHER INFORMATION

         The Company's Annual Form 10-KSB has been filed with the Securities and Exchange Commission on October 13, 2000.

         See Item # 2 above.

ITEM 6. EXHIBITS AND REPORTS

         *1. Investment Agreement by and between the Company and Lee Enterprises Incorporated.

         *2. Second Amendment to the Loan and Security Agreement by and between the Company and Lee Enterprises Incorporated.
         *3. Registration Rights Agreement by and between the Company and Lee Enterprises Incorporated.

                  *Previously Filed


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CityXpress.com Corp.


Date: November 16, 2000                      /s/ Ken Bradley
                                             -----------------------------------
                                                  Signature

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