Form 10QSB
period 2000-12-31
CITYXPRESS COM CORP
filed 2001-02-14
CIK 1104867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

               For the quarterly period ended December 31, 2000.


                              CityXpress.com Corp.
                          ----------------------------
                                Name of business

      Florida                                                98-0232838
- ----------------------                          -------------------------------
State of incorporation                          IRS Employer Identification No.




            Suite 200 1727 West Broadway Vancouver, BC Canada V6J 4W
              -----------------------------------------------------

                Phone Number 604-638-3811 Fax Number 604-638-3808


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 14, 2001 23,008,098 common shares.

   Transitional Small Business Disclosure Format (check one) Yes [ ] No [X].

================================================================================

                                TABLE OF CONTENTS

PART I........................................................................................4

     ITEM   1.  FINANCIAL STATEMENTS (Unaudited)
                CONSOLIDATED BALANCE SHEETS -  December 31, 2000 and June 30, 2000............5
                CONSOLIDATED STATEMENTS OF OPERATIONS - Three months ended December 31, 2000 and 1999; Six months ended December 31, 2000 and 1999.........................6
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Six months ended December 31, 2000 and 1999......................................................................8
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - December 31, 2000................9

     ITEM   2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................15

     ITEM   3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.......................17

PART II......................................................................................18

     ITEM   1.  LEGAL PROCEEDINGS............................................................18

     ITEM   2.  CHANGES IN SECURITIES AND USE OF PROCEEDS....................................18

     ITEM   3.  DEFAULTS UPON SENIOR SECURITIES..............................................18

     ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................18

     ITEM   5.  OTHER INFORMATION............................................................18

     ITEM   6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................18

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained in this quarterly report constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's limited operating history; under capitalization; risks involving new product development; unpredictability of future revenues; competition; management of business growth; risks of technological change; the Company's dependence on key personnel; ability to develop marketing relationships with strategic partners; dependence on continued growth in use of the Internet; the Company's ability to protect its intellectual property rights and uncertainty regarding infringing intellectual property rights of others; government regulations; and the other risks and uncertainties described in this quarterly report.

                          PART I-FINANCIAL INFORMATION

ITEM 1. SECOND QUARTER FINANCIAL STATEMENTS ENDING DECEMBER 31, 2000

         Consolidated unaudited interim financial statements of the Company for the three and six months ended December 31, 2000 and December 31, 1999. All figures are presented in U.S. Currency, unless otherwise stated.

CITYXPRESS.COM CORP.


                           CONSOLIDATED BALANCE SHEETS
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]

                                                                      (Expressed in U.S. dollars)

                                                                      DECEMBER 31          June 30
                                                                          2000               2000
                                                                            $                  $
- ---------------------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                                              143,195             38,963
Accounts receivable, net of allowance for doubtful accounts
   of nil at December 31, 2000 and June 30, 2000                        61,305             28,903
Other receivables                                                       28,543             26,220
Prepaid expenses and other                                              96,555            159,557
- ---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   329,598            253,643
Property and equipment, net                                             62,758             67,348
eCommerce technology, net                                              511,434            747,534
- ---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           903,790          1,068,525
- ---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                               247,857            361,921
Demand instalment loan                                                 165,017            167,213
Shareholders' loans                                                    249,751            252,900
Deferred revenue                                                           427              1,206
- ---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              663,052            783,240
Loan payable [note 2]                                                  290,000                 --
Loan debenture [note 3]                                                750,000                 --
- ---------------------------------------------------------------------------------------------------
Deferred tax liability                                                 173,100            253,100
TOTAL LIABILITIES                                                    1,876,152          1,036,340

STOCKHOLDERS' EQUITY (DEFICIT)
Share capital [note 4]
   Common stock - $0.001 par value
     Authorized shares: 50,000,000
     Issued and outstanding: 23,008,098 at December 31, 2000
     and June 30, 2000                                                  14,497             14,497
   Additional paid in capital                                        5,751,454          5,687,761
Accumulated other comprehensive income                                  19,625             19,625
Deficit                                                             (6,757,938)        (5,689,698)
- ---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (972,362)            32,185
- ---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             903,790          1,068,525
- ---------------------------------------------------------------------------------------------------

See accompanying notes

CITYXPRESS.COM CORP.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]

                                                                      (Expressed in U.S. dollars)

                                         THREE MONTHS     Three Months         SIX MONTHS       Six Months
                                             ENDED            ended               ENDED            ended
                                          DECEMBER 31      December 31         DECEMBER 31      December 31
                                             2000             1999                2000             1999
                                               $                $                   $                $
- ------------------------------------------------------------------------------------------------------------
REVENUE
Development fees                                 --               395              8,863               496
Hosting fees                                  1,190             1,655             13,179             3,850
Training fees                                 7,994                --             15,432                --
Banner Advertising fees                       9,705             2,001             40,770             2,001
Premier Listings fees                         5,115                --             13,782                --
Coupons fees                                  1,267                --              4,532                --
E-commerce fees                               2,746                --              7,175                --
License fees                                     --             2,037                 --             4,056
- ------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                               28,017             6,088            103,733            10,403
Cost of sales                                77,534               161            147,703               180
- ------------------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                         (49,517)            5,927            (43,970)           10,223

OPERATING EXPENSES
Sales and marketing                         129,363            76,537            210,381           131,289
Product development and technology           99,164           266,536            203,155           488,530
Finance and administration                  250,069           164,050            427,004           345,255
Amortization of eCommerce technology        118,050           118,050            236,100           236,100
- ------------------------------------------------------------------------------------------------------------
                                            596,646           625,173          1,076,640         1,201,174
- ------------------------------------------------------------------------------------------------------------
Operating loss                             (646,163)         (619,246)        (1,120,610)       (1,190,951)
OTHER INCOME (EXPENSE)
   Interest expense                         (28,027)           (2,542)           (42,936)           (4,348)
   Loss on disposal of capital asset           (423)               --               (423)               --
   Miscellaneous income                      17,080               243             17,232               414
   Foreign exchange gain                     (1,503)               --             (1,503)               --
- ------------------------------------------------------------------------------------------------------------
Total other expense                         (12,873)           (2,299)           (27,630)           (3,934)
- ------------------------------------------------------------------------------------------------------------
Loss before income taxes                   (659,036)         (621,545)        (1,148,240)       (1,194,885)
Deferred income tax recovery                 40,000            40,000             80,000            80,000
- ------------------------------------------------------------------------------------------------------------
NET LOSS AND COMPREHENSIVE LOSS
  FOR THE PERIOD                           (619,036)         (581,545)        (1,068,240)       (1,114,885)
- ------------------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE [NOTE 4(C)]
   Basic and diluted                          (0.03)            (0.03)             (0.05)            (0.07)
- ------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES [NOTE 4(C)]
   Basic and diluted                     23,008,098        20,588,400         23,008,098        20,666,214
- ------------------------------------------------------------------------------------------------------------


See accompanying notes

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]

                                                     (Expressed in U.S. dollars)

                                                                                                   COMMON             COMMON
                                                                               COMMON            STOCK TO BE       STOCK ISSUED
                                                                                STOCK              ISSUED         AND OUTSTANDING
                                                                                  #                   #                  $
                                                                              ----------         -----------      ---------------
Deemed outstanding as of June 30, 1998                                               800           1,756,380               --
Deemed common shares issued for cash received in the prior year                  160,000            (160,000)              --
Deemed common shares issued for services rendered in the prior year              160,000            (160,000)              --
Deemed common shares issued for investment in the prior year                      40,000             (40,000)              --
Deemed common shares issued for services rendered in the prior year            4,499,200                  --               --
Deemed common shares issued for services rendered in the current year          1,337,248                  --               --
Deemed common shares issued for cash                                             237,667                  --               --
Deemed common shares issued to charitable organizations                           80,000                  --               --
Prior year's subscription shares issued in the current year, net of share
   issue costs of $10,187                                                      1,396,380          (1,396,380)              --
Deemed common shares issued pursuant to private placement, net of
   issue costs of $32,487                                                        598,705                  --               --
                                                                              ----------          ----------           ------
DEEMED OUTSTANDING AS OF JANUARY 7, 1999                                       8,510,000                  --               --
                                                                              ==========          ==========           ======
Acquisition of CityXpress.com by WelcomeTo                                     5,100,000                  --            5,100
Acquisition of Xceedx                                                          6,250,000                  --            6,250
Shares to be issued for services rendered                                             --             450,000               --
Finders fees acquisition costs                                                        --                  --               --
Shares issued pursuant to private placement                                       33,333                  --               33
Shares to be issued                                                                   --             177,860               --
Net loss for the period                                                               --                  --               --
Foreign currency translation                                                          --                  --               --
                                                                              ----------          ----------           ------
BALANCE AS OF JUNE 30, 1999                                                   19,893,333             627,860           11,383
                                                                              ==========          ==========           ======
Shares issued pursuant to share subscriptions                                    177,860            (177,860)             178
Shares issued for services                                                       450,000            (450,000)             450
Shares issued pursuant to private placement, net of share
   issue costs of $16,667                                                      2,234,438                  --            2,234
Shares issued for services rendered or to be rendered                            252,467                  --              252
Stock based compensation                                                              --                  --               --
Beneficial conversion feature of warrants                                             --                  --               --
Net loss for the year                                                                 --                  --               --
                                                                              ----------          ----------           ------
BALANCE AS OF JUNE 30, 2000                                                   23,008,098                  --           14,497
                                                                              ==========          ==========           ======
Stock based compensation [note 5(a)]                                                  --                  --               --
                                                                              ----------          ----------           ------
Warrants issued for services                                                          --                  --               --
Net loss for the period                                                               --                  --               --
                                                                              ----------          ----------           ------
BALANCE AS OF DECEMBER 31, 2000                                               23,008,098                  --           14,497
                                                                              ==========          ==========           ======


                                                                                COMMON             ADDITIONAL     ACCUMULATED OTHER
                                                                              STOCK TO BE           PAID IN         COMPREHENSIVE
                                                                                ISSUED              CAPITAL             INCOME
                                                                                   $                   $                   $
                                                                              -----------          ----------     -----------------
Deemed outstanding as of June 30, 1998                                           276,903                    5            25,519
Deemed common shares issued for cash received in the prior year                  (17,033)              17,033                --
Deemed common shares issued for services rendered in the prior year              (30,521)              30,521                --
Deemed common shares issued for investment in the prior year                      (3,406)               3,406                --
Deemed common shares issued for services rendered in the prior year                   --              863,718                --
Deemed common shares issued for services rendered in the current year                 --              253,936                --
Deemed common shares issued for cash                                                  --               40,337                --
Deemed common shares issued to charitable organizations                               --               15,207                --
Prior year's subscription shares issued in the current year, net of share
   issue costs of $10,187                                                       (225,943)             225,943                --
Deemed common shares issued pursuant to private placement, net of
   issue costs of $32,487                                                             --              143,318                --
                                                                                --------           ----------           -------
DEEMED OUTSTANDING AS OF JANUARY 7, 1999                                              --            1,593,424            25,519
                                                                                ========           ==========           =======
Acquisition of CityXpress.com by WelcomeTo                                            --              719,889                --
Acquisition of Xceedx                                                                 --              868,750                --
Shares to be issued for services rendered                                             --              225,000                --
Finders fees acquisition costs                                                        --             (225,000)               --
Shares issued pursuant to private placement                                           --               99,966                --
Shares to be issued                                                              266,790                   --                --
Net loss for the period                                                               --                   --                --
Foreign currency translation                                                          --                   --            (5,894)
                                                                                --------           ----------           -------
BALANCE AS OF JUNE 30, 1999                                                      266,790            3,282,029            19,625
                                                                                ========           ==========           =======
Shares issued pursuant to share subscriptions                                   (266,790)             266,612                --
Shares issued for services                                                            --                 (450)               --
Shares issued pursuant to private placement, net of share
   issue costs of $16,667                                                             --            1,007,268                --
Shares issued for services rendered or to be rendered                                 --              290,518                --
Stock based compensation                                                              --              277,668                --
Beneficial conversion feature of warrants                                             --              564,116                --
Net loss for the year                                                                 --                   --                --
                                                                                --------           ----------           -------
BALANCE AS OF JUNE 30, 2000                                                           --            5,687,761            19,625
                                                                                ========           ==========           =======
Stock based compensation [note 5(a)]                                                  --               49,693                --
                                                                                --------           ----------           -------
Warrants issued for services                                                          --               14,000                --
Net loss for the period                                                               --                   --                --
                                                                                --------           ----------           -------
BALANCE AS OF DECEMBER 31, 2000                                                       --            5,751,454            19,625
                                                                                ========           ==========           =======


                                                                                                     TOTAL
                                                                                                  STOCKHOLDERS'
                                                                               DEFICIT          EQUITY (DEFICIT)
                                                                                  $                    $
                                                                              ----------        ----------------
Deemed outstanding as of June 30, 1998                                        (1,096,067)            (793,640)
Deemed common shares issued for cash received in the prior year                       --                   --
Deemed common shares issued for services rendered in the prior year                   --                   --
Deemed common shares issued for investment in the prior year                          --                   --
Deemed common shares issued for services rendered in the prior year                   --              863,718
Deemed common shares issued for services rendered in the current year                 --              253,936
Deemed common shares issued for cash                                                  --               40,337
Deemed common shares issued to charitable organizations                               --               15,207
Prior year's subscription shares issued in the current year, net of share
   issue costs of $10,187                                                             --                   --
Deemed common shares issued pursuant to private placement, net of
   issue costs of $32,487                                                             --              143,318
                                                                              ----------           ----------
DEEMED OUTSTANDING AS OF JANUARY 7, 1999                                      (1,096,067)             522,876
                                                                              ==========           ==========
Acquisition of CityXpress.com by WelcomeTo                                            --              724,989
Acquisition of Xceedx                                                                 --              875,000
Shares to be issued for services rendered                                             --              225,000
Finders fees acquisition costs                                                        --             (225,000)
Shares issued pursuant to private placement                                           --               99,999
Shares to be issued                                                                   --              266,790
Net loss for the period                                                       (1,642,078)          (1,642,078)
Foreign currency translation                                                          --               (5,894)
                                                                              ----------           ----------
BALANCE AS OF JUNE 30, 1999                                                   (2,738,145)             841,682
                                                                              ==========           ==========
Shares issued pursuant to share subscriptions                                         --                   --
Shares issued for services                                                            --                   --
Shares issued pursuant to private placement, net of share
   issue costs of $16,667                                                             --            1,009,502
Shares issued for services rendered or to be rendered                                 --              290,770
Stock based compensation                                                              --              277,668
Beneficial conversion feature of warrants                                       (564,116)                  --
Net loss for the year                                                         (2,387,437)          (2,387,437)
                                                                              ----------           ----------
BALANCE AS OF JUNE 30, 2000                                                   (5,689,698)              32,185
                                                                              ==========           ==========
Stock based compensation [note 5(a)]                                                  --               49,693
                                                                              ----------           ----------
Warrants issued for services                                                          --               14,000
Net loss for the period                                                       (1,068,240)          (1,068,240)
                                                                              ----------           ----------
BALANCE AS OF DECEMBER 31, 2000                                               (6,757,938)            (972,362)
                                                                              ==========           ==========

See accompanying notes

CITYXPRESS.COM CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]

                                                     (Expressed in U.S. dollars)

                                                                 SIX                 Six
                                                               MONTHS              Months
                                                                ENDED               ended
                                                             DECEMBER 31          December 31
                                                                2000                 1999
                                                                  $                    $
                                                             -----------          -----------
OPERATING ACTIVITIES
Net loss for the period                                       (1,068,240)          (1,114,885)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Amortization                                                  236,100              236,100
   Depreciation                                                   23,110               22,611
   Loss on disposal of capital asset                                 423                   --
   Deferred income tax recovery                                  (80,000)             (80,000)
   Stock based compensation                                       63,693                   --
   Foreign exchange gain                                           1,503                   --
Changes in operating assets and liabilities:
   Accounts receivable                                           (32,106)              18,914
   Other receivables                                              (2,342)                  --
   Prepaid expenses and other                                     60,626              (84,525)
   Accounts payable and accrued liabilities                     (110,775)              29,981
   Deferred revenue                                                 (763)              (3,594)
                                                             -----------          -----------
NET CASH (USED IN) OPERATING ACTIVITIES                         (908,771)            (975,398)
                                                             -----------          -----------

INVESTING ACTIVITIES
Purchase of property and equipment                               (19,533)              (6,605)
Proceeds from sale of capital assets                                 910                   --
                                                             -----------          -----------
NET CASH (USED IN) INVESTING ACTIVITIES                          (18,623)              (6,605)
                                                             -----------          -----------

FINANCING ACTIVITIES
Borrowings under bank indebtedness                                    --               18,507
Proceeds from loan payable                                       290,000                   --
Proceeds from loan debenture                                     750,000                   --
Repayment of demand loans                                         (2,197)              (2,668)
Repayment of shareholders' loans                                    (444)                  --
Proceeds from stock issued and
          to be issued, net of share issue costs                      --              727,353
                                                             -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,037,359              743,192
                                                             -----------          -----------
Effect of foreign exchange rate changes on cash                   (5,733)               4,597

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS
          DURING THE PERIOD                                      104,232             (234,214)
Cash and cash equivalents, beginning of period                    38,963              234,214
                                                             -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         143,195                   --
                                                             ===========          ===========

SUPPLEMENTAL DISCLOSURE
Interest paid                                                     42,936                4,348
                                                             ===========          ===========

See accompanying notes

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                     (expressed in U.S. dollars)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

These unaudited interim consolidated financial statements are the continuing financial statements of WelcomeTo Search Engine ("WelcomeTo"), a British Columbia corporation which was incorporated on October 27, 1997. On January 7, 1999, WelcomeTo acquired 100% of the common shares of CityXpress.com Corp. ("CityXpress.com"); a United States non-operating company traded on the NASDAQ OTC Bulletin Board. After the acquisition on January 7, 1999, the accounting entity continued under the name of CityXpress.com.

CityXpress.com Corp. ("Company") is a software developer and Internet publisher. For the three months ended December 31, 2000 and six months ended December 31, 2000, substantially all the Company's revenue was derived from Lee Enterprises Incorporated.

The Company's consolidated unaudited interim financial statements for the six months ended December 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,068,240 for the six months ended December 31, 2000 and has a working capital deficiency of $333,454 and deficit of $6,757,938 at December 31, 2000. Substantial doubt about the ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture funding. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's operating expenses. These consolidated unaudited interim financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

These consolidated unaudited interim financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information and in the opinion of management reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows.

These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2000.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                     (expressed in U.S. dollars)

2.  LOAN PAYABLE

On August 16, 2000, the Company entered into a Loan and Security Agreement with Lee Enterprises Incorporated (Lee). Under this agreement, the Company received $290,000 in funding in the form of promissory notes that bear interest at the Wall Street Journal rate, as detailed below:

                                                                                            CURRENT
           LOAN DATE                   AMOUNT $               MATURITY DATE             INTEREST RATE(%)
                                       --------             ----------------            ----------------
       AUGUST 17, 2000                  125,000             OCTOBER 31, 2002                  9.5
       AUGUST 28, 2000                  125,000             OCTOBER 31, 2002                  9.5
       SEPTEMBER 19, 2000                40,000             OCTOBER 31, 2002                  9.5
                                        -------             ----------------                  ---
                                        290,000
                                        =======             ================                  ===

Pursuant to the Investment Agreement (see note 3), the maturity dates were changed from November 17, 2000, November 28, 2000 and December 19, 2000 respectively, to October 31, 2002.

In conjunction with these agreements, the Company entered into a Collateral License Agreement covering the licensing of the Company's software to Lee in the event of a default pursuant to the loan and security agreement. Interest for the quarter ending December 31, 2000 on this loan amounted to $6,944 and $9,639 for the six months ended December 31, 2000.

3.  LOAN DEBENTURE

On November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated (Lee) whereby Lee would provide funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture would consist of a series of six debentures of $250,000 that would be funded during the period from November 2000 to May 2001. The Company received $750,000 in funding under the debenture from October 2000 to December 2000. The Company will receive the remainder of the loan in three equal instalments of $250,000 on January 1, 2001, March 1, 2001 and May 1, 2001. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share, which represented the fair market value of the Company's common stock on December 31, 2000. If Lee does not convert the debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. The Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of December 31, 2000, the Company is in compliance with all the covenants in the Investment Agreement. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture can be repaid or converted to CityXpress shares at fair market value on the date of conversion. The Investment Agreement, includes a Registration Rights Agreement providing Lee the ability to register their shares under the Investment Agreement based on certain conditions.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                     (expressed in U.S. dollars)

4.  SHARE CAPITAL

[A] STOCK OPTIONS

On November 29, 2000, at the Annual General Meeting the shareholders approved changes to the Corporate Stock Option Plan ("Plan") pursuant to which the Company has reserved a total of 3,000,000, [June 30, 2000 - 2,000,000] shares of common stock. The terms and vesting period of options are determined by the directors at the date of grant. The majority of the options granted to date are exercisable over a four-year period and vest on a cumulative basis at 1/3 per year.

In August 1999, the Company granted 675,000 stock options to employees below the fair market value of the underlying common shares on the date of grant. Compensation expense of $17,873 and $49,693, calculated based on the intrinsic value method, has been recorded in the consolidated statement of operations for the three and six months ended December 31, 2000, respectively.

On December 8, 2000, the Company cancelled 490,000 granted stock options to employees, which had an exercise price of $1.50.

Stock option transactions for the six months ended December 31, 2000 are summarized below:

                                                                    OUTSTANDING OPTIONS
                                          SHARES             --------------------------------
                                        AVAILABLE                            WEIGHTED AVERAGE
                                       UNDER OPTION            SHARES         EXERCISE PRICE
                                             #                    #                 $
                                       ------------          ----------      ----------------
BALANCE, JUNE 30, 1999                          --                   --              --
Reserve shares                           2,000,000                   --              --
Granted, July 13, 1999                    (675,000)             675,000            1.50
                                        ----------           ----------            ----
BALANCE, DECEMBER 31, 1999               1,325,000              675,000            1.50
         May 15, 2000                     (872,500)             872,500            0.25
         June 27, 2000                    (200,000)             200,000            0.25
Forfeited                                  110,000             (110,000)           1.50
                                        ----------           ----------            ----
BALANCE, JUNE 30, 2000                     362,500            1,637,500            0.68
Increase in reserve shares               1,000,000
             November 10, 2000             (65,000)              65,000            0.25
             November 29, 2000             (85,000)              85,000            0.25
Forfeited                                   75,000              (75,000)           1.50
Cancelled                                  490,000             (490,000)           1.50
Forfeited                                   47,500              (47,500)           0.25
                                        ----------           ----------            ----
BALANCE, DECEMBER 31, 2000               1,825,000            1,175,000            0.25
                                        ==========           ==========            ====


CITYXPRESS.COM CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                     (expressed in U.S. dollars)

4. SHARE CAPITAL (CONT'D.)

[A] STOCK OPTIONS (CONT'D.)

The following table summarizes information about stock options that are outstanding at December 31, 2000:

                                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                ---------------------------------   ------------------------------
    RANGE OF        NUMBER         WEIGHTED-          WEIGHTED-         NUMBER        WEIGHTED-
    EXERCISE    OUTSTANDING AT      AVERAGE            AVERAGE      OUTSTANDING AT     AVERAGE
     PRICES       DECEMBER 31,     REMAINING       EXERCISE PRICE    DECEMBER 31,   EXERCISE PRICE
                     2000       CONTRACTUAL LIFE                         2000
        $              #                                  $                #               $
    --------    --------------  ----------------   --------------   --------------  --------------

      0.25         1,175,000        3.46 yrs            0.25            200,000          0.25
      ----         ---------        --------            ----            -------          ----

The weighted average fair value of options granted during the quarter ended December 31, 2000 was as follows:

                                                  OPTIONS
                                                     #
                                                  -------

Exercise price:
   Equal to fair market value                     150,000
   Greater than fair market value                      --
   Less than fair market value                         --
                                                  -------
                                                  150,000
                                                  =======

CITYXPRESS.COM CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                     (expressed in U.S. dollars)

4. SHARE CAPITAL (CONT'D.)

[B] WARRANTS

The following represents a summary of warrants outstanding December 31, 2000:

                                                   OUTSTANDING WARRANTS
                                 ---------------------------------------------------------
                                                EXERCISE PRICE
                                SHARES       YEAR 1        YEAR 2
 GRANT DATE                        #            $            $              EXPIRY DATE
 ----------                    ---------     ------        ------       ------------------
 June 10, 1999                   177,860      1.50          2.00             June 10, 2001
 July 14, 1999                    45,260      1.50          2.00             July 14, 2001
 August 15, 1999                 100,000      1.50          2.00           August 15, 2001
 September 30, 1999              465,800      0.50          0.75        September 30, 2001
 October 13, 1999                132,138      0.50          0.75          October 13, 2001
 December 10, 1999               408,000      0.50          0.75         December 10, 2001
 January 18, 2000                138,000      0.50          0.75          January 18, 2002
 January 31, 2000                500,000      0.50          0.75          January 31, 2002
 May 1, 2000                     405,240      0.25          0.75               May 1, 2002
 May 18, 2000                    280,000      0.25          0.75              May 18, 2002
 June 13, 2000                   541,600      0.25          0.25             June 13, 2002
 November 10, 2000               200,000      0.25          0.25         November 10, 2002
                               ---------      ----          ----
 BALANCE, DECEMBER 31, 2000    3,393,898
                               =========

During the quarter ended December 31, 2000, the Company granted 200,000 warrants to certain officers and directors.

4.  SHARE CAPITAL (CONT'D.)

[C] LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                               Three            Three             Six             Six
                                                               Months           Months          Months           Months
                                                               Ended            Ended           Ended            Ended
                                                            December 31       December 31     December 31      December 31
                                                                2000             1999             2000            1999
                                                                  $                $                $               $
                                                            ------------     ------------     ------------     ------------

NUMERATOR
Net loss for the period ended December 31                       (619,036)        (581,545)      (1,068,240)      (1,114,885)
Beneficial conversion feature of warrants                             --         (110,068)              --         (367,272)

                                                            ------------     ------------     ------------     ------------
                                                                (619,036)        (691,613)      (1,068,240)      (1,482,157)

DENOMINATOR
Weighted average number of common shares outstanding          23,008,098       20,588,400       23,008,098       20,666,214

Basic loss per common share                                        (0.03)           (0.03)           (0.05)           (0.07)
                                                            ============     ============     ============     ============

For the three and six months ended December 31, 2000 and 1999, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share, as their effect would be anti-dilutive.

5. COMPARTIVE FIGURES

Certain comparative figures have been reclassified from statements previously presented to conform to the presentation adopted in the current quarter.

6. NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for the Company's fourth quarter ending June 30, 2001. The Company has not determined the impact of SAB 101, if any, on the consolidated financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company incurred a net loss for the three months ended December 31, 2000 of $619,036 as compared to a net loss of $581,545 for the same period in 1999, an increase of $37,491. The Company recorded revenue of $28,017 in the quarter ended December 31, 2000 resulting in an increase of $21,929 over the same three-month period last year. This revenue increase resulted primarily from our media partner Lee Enterprises Incorporated (Lee). The increase in net loss for the three months ended December 31, 2000 of $37,491 is the result of increased expenses resulting primarily from the following items compared to the same three month period ended December 31, 1999:

- -        Decrease in cost of the listing information for the database of
         $42,800.
- -        Increase in general office expenses caused by the increase in investor relations and consulting services of $38,080.
- -        Increase in sales and marketing expenses as a result of increase in promotional and consulting services of $45,995.

         Lee portal sites accounted for $26,827 of revenue for the quarter ended December 31, 2000.

         FINANCING AND LIQUIDITY

         As of December 31, 2000, the Company had a cash balance of $143,195, a working capital deficiency of $333,454 that included shareholders' loans of $249,751 a demand instalment loan of $165,017 and accounts payables and accrued liabilities of $247,857.

         As of November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated (Lee) whereby Lee would provide funding up to $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture would consist of a series of six debentures of $250,000 that would be funded during the period November 2000 to May 2001. The Company received $750,000 in funding under the debenture from October 2000 to December 2000. The Company will receive the remainder of the loan in three equal instalments of $250,000 on January 1, 2001, March 1, 2001 and May 1, 2001. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debentures into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share until October 31, 2003. If Lee does not convert the debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. The Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of December 31, 2000, the Company is in compliance with all the covenants. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture can be repaid or converted to CityXpress shares at fair market value on the date of conversion. As part of the Investment Agreement, the Loan and Security Agreement dated August 16, 2000 was amended by changing the repayment terms and maturity dates of the promissory notes, as per note 3, to October 31, 2002. The amended agreement also cancelled Lee's option under the Loan Security Agreement to acquire 2,223,285 common shares. The Investment Agreement, includes a Registration Rights Agreement providing Lee the ability to register their shares under the Investment Agreement based on certain conditions.

         Based on the expenditures for the three months ended December 31, 2000, the Company forecasts minimum annual operating cash requirements of approximately $1.5 million. The Lee investment of $1.5 million provides sufficient resources to maintain current operations for the next 12 months. Revenue generated under agreements with additional media companies will also improve the Company's cash flow over the next 12 months.

         PLAN OF OPERATION

         The Company anticipates that media revenue from Lee will grow as Lee implements additional portal sites at their newspapers. Revenue from Lee for the period ended December 30, 2000 amounted to $26,827. Revenue for the third quarter from Lee is expected to exceed the previous period revenue as additional portal sites are implemented. Lee is committed to implementing 54 Special Sections by September 30, 2001, which will result in additional incremental revenue. The Company has implemented a business development program with Lee that will include a CityXpress.com business development employee working with each Lee Newspaper sales manager to maximize the Internet revenue opportunities using CityXpress.com products. The Company believes this direct contact with each sales manager will ensure successful implementation of our products within Lee and maximize the revenue potential at each Lee Newspaper.

         The Company is actively calling on other media companies regarding its product offerings. Each additional media company agreement will generate additional revenue and cash flow. Management is confident that it will be successful in closing additional media agreements.

         The Company is presently seeking additional funding through private offerings with individuals and institutions and is actively seeking other private investors in the range of $100,000 to $500,000 to increase its cash position. There is no assurance that such financing will be available when required by or under terms favourable to the Company.

         The investment by Lee of $1,500,000 in the form of a floating rate subordinated convertible debenture provides the minimum working capital required by the Company for a year. As at December 31, 2000, the Company has received $750,000 of this investment.

         BUSINESS RISKS

         The Company faces three significant business risks on a going forward basis:

- -        Raising the equity financing needed to operate the Company at its current operating level and providing the operating funds, capital additions and repayment of liabilities in a timely manner. If the Company is unsuccessful in this regard it will be required to reduce operating expenditures to a level that will be in line with cash flows.
- -        The Company may be unsuccessful in obtaining additional media partners or the Lee agreement may be unsuccessful in generating revenues. In either case, the Company would have to re-evaluate its business model to determine if there was another partnership arrangement that would provide the economic, cash flow or business advantages it currently believes will be provided by media companies. The Company at this time cannot assess whether it could find other business partners and negotiate favorable terms that would provide the necessary revenue and cash flow required by the Company.
- -        A major competitor or new company could dominate the market sector being targeted by the Company. The Company would then have to assess the impact of the situation. The regional eCommerce market sector is large and there may be room for two suppliers to media companies. If not, then the Company would have to assess what other market sector it could successfully operate in.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The Company's exposure to market risk is dependent upon the fluctuation of interest rates. The risk of foreign currency is not significant and the Company does not use derivative financial instruments.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

         There has been no change in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         There have been no defaults by the Company regarding any senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual General Meeting on November 29, 2000.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS

         None.

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CityXpress.com Corp.


Date: February 14, 2001
     ----------------------------            ----------------------------------
                                                           Signature

                                             ----------------------------------
                                                          Ken Bradley

                                             ----------------------------------
                                                          Print Name

                                                Chief Operating Officer & CFO
                                             ----------------------------------
                                                             Title