Form 10QSB/A
period 2000-12-31
CITYXPRESS COM CORP
filed 2001-02-22
CIK 1104867

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

CITYXPRESS.COM CORP.


                           CONSOLIDATED BALANCE SHEETS
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]

                                                                      (Expressed in U.S. dollars)

                                                                      DECEMBER 31          June 30
                                                                          2000               2000
                                                                            $                  $
---------------------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                                              143,195             38,963
Accounts receivable, net of allowance for doubtful accounts
   of nil at December 31, 2000 and June 30, 2000                        61,305             28,903
Other receivables                                                       28,543             26,220
Prepaid expenses and other                                              96,555            159,557
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   329,598            253,643
Property and equipment, net                                             62,758             67,348
eCommerce technology, net                                              511,434            747,534
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           903,790          1,068,525
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                               247,857            361,921
Demand instalment loan                                                 165,017            167,213
Shareholders' loans                                                    249,751            252,900
Deferred revenue                                                           427              1,206
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                              663,052            783,240
Loan payable [note 2]                                                  290,000                 --
Loan debenture [note 3]                                                750,000                 --
---------------------------------------------------------------------------------------------------
Deferred tax liability                                                 173,100            253,100
TOTAL LIABILITIES                                                    1,876,152          1,036,340

STOCKHOLDERS' EQUITY (DEFICIT)
Share capital [note 4]
   Common stock - $0.001 par value
     Authorized shares: 50,000,000
     Issued and outstanding: 23,008,098 at December 31, 2000
     and June 30, 2000                                                  14,497             14,497
   Additional paid in capital                                        5,751,454          5,687,761
Accumulated other comprehensive income                                  19,625             19,625
Deficit                                                             (6,757,938)        (5,689,698)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (972,362)            32,185
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             903,790          1,068,525
---------------------------------------------------------------------------------------------------

See accompanying notes

CITYXPRESS.COM CORP.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]

                                                                      (Expressed in U.S. dollars)

                                         THREE MONTHS     Three Months         SIX MONTHS       Six Months
                                             ENDED            ended               ENDED            ended
                                          DECEMBER 31      December 31         DECEMBER 31      December 31
                                             2000             1999                2000             1999
                                               $                $                   $                $
------------------------------------------------------------------------------------------------------------
REVENUE
Development fees                                 --               395              8,863               496
Hosting fees                                  1,190             1,655             13,179             3,850
Training fees                                 7,994                --             15,432                --
Banner Advertising fees                       9,705             2,001             40,770             2,001
Premier Listings fees                         5,115                --             13,782                --
Coupons fees                                  1,267                --              4,532                --
E-commerce fees                               2,746                --              7,175                --
License fees                                     --             2,037                 --             4,056
------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                               28,017             6,088            103,733            10,403
Cost of sales                                77,534               161            147,703               180
------------------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                         (49,517)            5,927            (43,970)           10,223

OPERATING EXPENSES
Sales and marketing                         129,363            76,537            210,381           131,289
Product development and technology           99,164           266,536            203,155           488,530
Finance and administration                  250,069           164,050            427,004           345,255
Amortization of eCommerce technology        118,050           118,050            236,100           236,100
------------------------------------------------------------------------------------------------------------
                                            596,646           625,173          1,076,640         1,201,174
------------------------------------------------------------------------------------------------------------
Operating loss                             (646,163)         (619,246)        (1,120,610)       (1,190,951)
OTHER INCOME (EXPENSE)
   Interest expense                         (28,027)           (2,542)           (42,936)           (4,348)
   Loss on disposal of capital asset           (423)               --               (423)               --
   Miscellaneous income                      17,080               243             17,232               414
   Foreign exchange gain                     (1,503)               --             (1,503)               --
------------------------------------------------------------------------------------------------------------
Total other expense                         (12,873)           (2,299)           (27,630)           (3,934)
------------------------------------------------------------------------------------------------------------
Loss before income taxes                   (659,036)         (621,545)        (1,148,240)       (1,194,885)
Deferred income tax recovery                 40,000            40,000             80,000            80,000
------------------------------------------------------------------------------------------------------------
NET LOSS AND COMPREHENSIVE LOSS
  FOR THE PERIOD                           (619,036)         (581,545)        (1,068,240)       (1,114,885)
------------------------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE [NOTE 4(C)]
   Basic and diluted                          (0.03)            (0.03)             (0.05)            (0.07)
------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES [NOTE 4(C)]
   Basic and diluted                     23,008,098        20,588,400         23,008,098        20,666,214
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


The Company's consolidated unaudited interim financial statements for the six months ended December 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,068,240 for the six months ended December 31, 2000 and has a working capital deficiency of $333,454 and deficit of $6,757,938 at December 31, 2000. There is substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture funding. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's operating expenses. These consolidated unaudited interim financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 2000 Annual Meeting of Shareholders of CityXpress.com, Corp. was held on November 29, 2000.

        A total of 17,446,686 shares of the Company's common stock were present or represented by proxy at the meeting. This represented more than 75% of the outstanding shares of the Company's common stock.

        The individuals named below were reelected as Directors:

Name                Votes Received         Votes Withheld
----                --------------         --------------
Ken Spencer         17,438,586                 8,100

Phil Dubois         17,438,586                 8,100

Ken Bradley         17,438,586                 8,100

Bob Smart           17,438,586                 8,100

Ian Thomas          17,438,586                 8,100

        The appointment of Ernst & Young as independent accountants was ratified with 17,422,911 shares voting for and 23,775 shares voting against or abstaining from voting.

        The management proposal to amend the Company's Employee Option Plan to increase the number of shares issuable pursuant to the Plan from 2,000,000 shares to 3,000,000 shares was approved with 17,325,390 shares voting for and 121,296 shares voting against or abstaining from voting.


ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS

         None.

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CityXpress.com Corp.

Date: February 22, 2001                               /s/ Ken Bradley
     ------------------------                ----------------------------------
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