Form 10QSB
period 2001-03-31
CITYXPRESS COM CORP
filed 2001-05-15
CIK 1104867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                 For the quarterly period ended March 31, 2001.


                              CityXpress.com Corp.
                          ----------------------------
                                Name of business


      Florida                                              98-0232838
-----------------------                          -------------------------------
State of incorporation                           IRS Employer Identification No.




            Suite 200 1727 West Broadway Vancouver, BC Canada V6J 4W
            ---------------------------------------------------------

                Phone Number 604-638-3811 Fax Number 604-638-3808


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 11, 2001 23,008,098 common shares.

     Transitional Small Business Disclosure Format (check one) Yes [X] No [ ]

                                TABLE OF CONTENTS

PART I................................................................................................   4

     ITEM   1. FINANCIAL STATEMENTS (Unaudited)
               CONSOLIDATED BALANCE SHEETS -  March 31, 2001 and June 30, 2000........................   5
               CONSOLIDATED STATEMENTS OF OPERATIONS - Three months ended
               March 31, 2001 and 2000; Nine months ended March 31, 2001 and 2000.....................   6
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Nine months ended March 31, 2001 and 2000......   8
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - March 31, 2001............................   9

     ITEM   2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................  15

     ITEM   3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.................................  17

PART II...............................................................................................  18

     ITEM   1. LEGAL PROCEEDINGS......................................................................  18

     ITEM   2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................  18

     ITEM   3. DEFAULTS UPON SENIOR SECURITIES........................................................  18

     ITEM   4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................  18

     ITEM   5. OTHER INFORMATION......................................................................  18

     ITEM   6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................  18

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

                          PART I-FINANCIAL INFORMATION

ITEM 1. THIRD QUARTER FINANCIAL STATEMENTS ENDING MARCH 31, 2001

         Consolidated unaudited interim financial statements of the Company for the three and nine months ended March 31, 2001 and March 31, 2000. All figures are presented in U.S. Currency, unless otherwise stated.

CITYXPRESS.COM CORP.


                           CONSOLIDATED BALANCE SHEETS
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]




                                                                      (Expressed in U.S. dollars)

                                                                         March 31            June 30
                                                                            2001               2000
                                                                             $                  $
------------------------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                                                 121,484               38,963
Accounts receivable, net of allowance for doubtful accounts
   of nil at March 31, 2001 and June 30, 2000                              54,118               28,903
Other receivables                                                          18,333               26,220
Prepaid expenses and other                                                 28,579              159,557
------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                      222,514              253,643
Property and equipment, net                                                72,658               67,348
eCommerce technology, net                                                 393,384              747,534
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              688,556            1,068,525
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities                                  198,806              361,921
Demand installment loan                                                   163,741              167,213
Shareholders' loans                                                       218,600              252,900
Deferred revenue                                                              691                1,206
------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                 581,838              783,240
Loan payable [note 2]                                                     290,000                   --
Loan debenture [note 3]                                                 1,250,000                   --
Deferred tax liability                                                    133,100              253,100
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       2,254,938            1,036,340

STOCKHOLDERS' EQUITY (DEFICIT)
Share capital [note 4]
   Common stock - $0.001 par value
     Authorized shares: 50,000,000
     Issued and outstanding: 23,008,098 at March 31, 2001 and
       June 30, 2000                                                       14,497               14,497
   Additional paid in capital                                           5,751,454            5,687,761
Accumulated other comprehensive income                                     19,625               19,625
Deficit                                                                (7,351,958)          (5,689,698)
------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (1,566,382)              32,185
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                688,556            1,068,525
======================================================================================================

See accompanying notes

CITYXPRESS.COM CORP.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]


                                                                      (Expressed in U.S. dollars)

                                             THREE MONTHS      Three Months      NINE MONTHS    Nine Months
                                                 ENDED             ended            ENDED          ended
                                                MARCH 31           March 31        MARCH 31      March 31
                                                  2001               2000            2001          2000
                                                    $                 $               $              $
-----------------------------------------------------------------------------------------------------------
REVENUE
Development fees                                     297               --            9,160              496
Hosting fees                                         671            2,752           13,850            6,602
Training fees                                      6,677           49,289           22,109           49,289
Banner Advertising fees                           13,013               --           53,783            2,001
Premier Listings fees                              5,987               --           19,769               --
Coupons fees                                       1,387               --            5,919               --
E-commerce fees                                    5,593               --           12,768               --
License fees                                          --            1,136               --            5,192
-----------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                    33,625           53,177          137,358           63,580
Cost of sales                                    108,928           52,572          256,631          167,810
-----------------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                              (75,303)             605         (119,273)        (104,230)

OPERATING EXPENSES
Sales and marketing                              152,176           32,869          362,557          170,475
Product development and technology
  [note 5]                                       118,118          160,815          304,293          534,288
Finance and administration                       139,541          157,534          566,545          496,472
Amortization of eCommerce technology             118,050          118,050          354,150          354,150
                                                 527,885          469,268        1,587,545        1,555,385
-----------------------------------------------------------------------------------------------------------
Operating loss                                  (603,188)        (468,663)      (1,706,818)
                                              (1,659,615)
OTHER INCOME (EXPENSE)
   Interest expense                              (34,436)          (5,174)         (77,372)          (9,522)
   Loss on disposal of capital asset                  --               --             (423)              --
   Miscellaneous income                              177               --              429              415
   Foreign exchange gain                           3,427               --            1,924               --
-----------------------------------------------------------------------------------------------------------
Total other  (expense)                           (30,832)          (5,174)         (75,442)          (9,107)
-----------------------------------------------------------------------------------------------------------
Loss before income taxes                        (634,020)        (473,837)      (1,782,260)
                                              (1,668,722)
Deferred income tax recovery                      40,000           40,000          120,000          120,000
-----------------------------------------------------------------------------------------------------------
NET LOSS AND COMPREHENSIVE LOSS FOR THE
  PERIOD                                        (594,020)        (433,837)      (1,662,260)      (1,548,722)
===========================================================================================================

NET LOSS PER COMMON SHARE [NOTE 4(C)]
   Basic and diluted                               (0.03)           (0.02)           (0.07)           (0.07)
===========================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   [NOTE 4(C)]
   Basic and diluted                          23,008,098       21,201,148       23,008,098       20,683,028
===========================================================================================================


See accompanying notes

CITYXPRESS.COM CORP.


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]



                                                                                                      (Expressed in U.S. dollars)

                                                                                  COMMON             COMMON           COMMON
                                                                    COMMON      STOCK TO BE       STOCK ISSUED     STOCK TO BE
                                                                     STOCK        ISSUED        AND OUTSTANDING      ISSUED
                                                                      #              #                  $               $
----------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding as of June 30, 1998                                 800        1,756,380               --        276,903
Deemed common shares issued for cash received in the
  prior year                                                       160,000         (160,000)              --        (17,033)
Deemed common shares issued for services rendered
  in the prior year                                                160,000         (160,000)              --        (30,521)
Deemed common shares issued for investment
   in the prior year                                                40,000          (40,000)              --         (3,406)
Deemed common shares issued for services rendered
   in the prior year                                             4,499,200               --               --             --
Deemed common shares issued for services rendered in the
  current year                                                   1,337,248               --               --             --
Deemed common shares issued for cash                               237,667               --               --             --
Deemed common shares issued to charitable organizations             80,000               --               --             --
Prior year's subscription shares issued in the current
   year, net of share issue costs of $10,187                     1,396,380       (1,396,380)              --       (225,943)
Deemed common shares issued pursuant to private
  placement, net of issue costs of $32,487                         598,705               --               --             --
-----------------------------------------------------------------------------------------------------------------------------------
DEEMED OUTSTANDING AS OF JANUARY 7, 1999                         8,510,000               --               --             --
===================================================================================================================================
Acquisition of CityXpress.com by WelcomeTo                       5,100,000               --            5,100             --
Acquisition of Xceedx                                            6,250,000               --            6,250             --
Shares to be issued for services rendered                               --          450,000               --             --
Finders fees acquisition costs                                          --               --               --             --
Shares issued pursuant to private placement                         33,333               --               33             --
Shares to be issued                                                     --          177,860               --        266,790
Net loss for the period                                                 --               --               --             --
Foreign currency translation                                            --               --               --             --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 1999                                     19,893,333          627,860           11,383        266,790
===================================================================================================================================
Shares issued pursuant to share subscriptions                      177,860         (177,860)             178       (266,790)
Shares issued for services                                         450,000         (450,000)             450             --
Shares issued pursuant to private placement, net of
  share issue costs of $16,667                                   2,234,438               --            2,234             --
Shares issued for services rendered or to be rendered              252,467               --              252             --
Stock based compensation                                                --               --               --             --
Beneficial conversion feature of warrants                               --               --               --             --
Net loss for the year                                                   --               --               --             --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 2000                                     23,008,098               --           14,497             --
-----------------------------------------------------------------------------------------------------------------------------------

Stock based compensation [note 4(a)]                                    --               --               --             --

Warrants issued for services                                            --               --               --             --

Net loss for the period                                                 --               --               --             --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2001                                    23,008,098               --           14,497             --
===================================================================================================================================

                                                                                                     (Expressed in U.S. dollars)

                                                               ADDITIONAL  ACCUMULATED OTHER                      TOTAL
                                                                 PAID IN     COMPREHENSIVE                     STOCKHOLDERS'
                                                                 CAPITAL        INCOME          DEFICIT        EQUITY (DEFICIT)
                                                                     $             $               $                  $
----------------------------------------------------------------------------------------------------------------------------------
Deemed outstanding as of June 30, 1998                                 5         25,519       (1,096,067)        (793,640)
Deemed common shares issued for cash received in the
  prior year 160,000 (160,000)                                    17,033             --               --               --
Deemed common shares issued for services rendered
  in the prior year                                               30,521             --               --               --
Deemed common shares issued for investment
   in the prior year                                               3,406             --               --               --
Deemed common shares issued for services rendered
   in the prior year                                             863,718             --               --          863,718
Deemed common shares issued for services rendered in the
  current year                                                   253,936             --               --          253,936
Deemed common shares issued for cash                              40,337             --               --           40,337
Deemed common shares issued to charitable organizations           15,207             --               --           15,207
Prior year's subscription shares issued in the current
   year,  net of share issue costs of                            225,943             --               --               --
Deemed common shares issued pursuant to private
  placement, net of issue costs of                               143,318             --               --          143,318
----------------------------------------------------------------------------------------------------------------------------------
DEEMED OUTSTANDING AS OF JANUARY 7, 1999                       1,593,424         25,519       (1,096,067)         522,876
===================================================================================================================================
Acquisition of CityXpress.com by WelcomeTo                       719,889             --               --          724,989
Acquisition of Xceedx                                            868,750             --               --          875,000
Shares to be issued for services rendered                        225,000             --               --          225,000
Finders fees acquisition costs                                  (225,000)            --               --         (225,000)
Shares issued pursuant to private placement                       99,966             --               --           99,999
Shares to be issued                                                   --             --               --          266,790
Net loss for the period                                               --             --       (1,642,078)      (1,642,078)
Foreign currency translation                                          --         (5,894)              --           (5,894)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 1999                                    3,282,029         19,625       (2,738,145)         841,682
----------------------------------------------------------------------------------------------------------------------------------
Shares issued pursuant to share subscriptions                    266,612             --               --               --
Shares issued for services                                          (450)            --               --               --
Shares issued pursuant to private placement, net of
  share issue costs of $16,667                                 1,007,268             --               --        1,009,502
Shares issued for services rendered or to be rendered            290,518             --               --          290,770
Stock based compensation                                         277,668             --               --          277,668
Beneficial conversion feature of warrants                        564,116             --         (564,116)              --
Net loss for the year                                                 --             --       (2,387,437)      (2,387,437)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 2000                                    5,687,761         19,625       (5,689,698)          32,185
----------------------------------------------------------------------------------------------------------------------------------
Stock based compensation [note 4(a)]                              49,693             --               --           49,693
----------------------------------------------------------------------------------------------------------------------------------
Warrants issued for services                                      14,000             --               --           14,000
----------------------------------------------------------------------------------------------------------------------------------
Net loss for the period                                               --             --       (1,662,260)      (1,662,260)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2001                                   5,751,454         19,625       (7,351,958)      (1,566,382)
===================================================================================================================================

See accompanying notes

CITYXPRESS.COM CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]

                                                                      (Expressed in U.S. dollars)

                                                                         NINE              Nine
                                                                        MONTHS            Months
                                                                         ENDED             ended
                                                                       MARCH 31          March 31
                                                                        2001               2000
                                                                          $                  $
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                             (1,662,260)        (1,548,722)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Amortization                                                        354,150            354,150
   Depreciation                                                         35,850             34,180
   Loss on disposal of capital asset                                       423                 --
   Deferred income tax recovery                                       (120,000)          (120,000)
   Stock based compensation and warrants issued for services            63,693              9,570
   Unrealized foreign exchange gain                                     (3,427)                --
Changes in operating assets and liabilities:
   Accounts receivable                                                 (25,215)           (22,921)
   Other receivables                                                     7,887             (5,667)
   Prepaid expenses and other                                          130,978            (80,338)
   Accounts payable and accrued liabilities                           (163,115)            (4,862)
   Deferred revenue                                                       (515)            (3,371)
-------------------------------------------------------------------------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                             (1,381,551)        (1,387,981)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                     (41,095)            (8,435)
Proceeds from sale of capital assets                                       910                 --
-------------------------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                                (40,185)            (8,435)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Borrowings under bank indebtedness                                          --              2,666
Proceeds from loan payable                                             290,000            169,687
Proceeds from loan debenture                                         1,250,000                 --
Repayment of demand loans                                               (3,472)           (76,314)
Proceeds from shareholders' loans                                           --             51,550
Repayment of shareholders' loans                                       (34,300)                --
Proceeds from stock issued and
          to be issued, net of share issue costs                            --          1,023,192
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,502,228          1,170,781
-------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                          2,029              8,587

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS
          DURING THE PERIOD                                             82,521           (217,048)
Cash and cash equivalents, beginning of period                          38,963            234,214
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               121,484             17,166
=================================================================================================

SUPPLEMENTAL DISCLOSURE
Interest paid                                                           31,557              9,522
=================================================================================================

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

CityXpress.com Corp. ("Company") is a software developer and Internet publisher. For the three months ended March 31, 2001 and nine months ended March 31, 2001, substantially all the Company's revenue was derived from Lee Enterprises Incorporated.

The Company's unaudited interim consolidated financial statements for the nine months ended March 31, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,662,260 for the nine months ended March 31, 2001 and has a working capital deficiency of $359,324 and deficit of $7,351,958 at March 31, 2001. There is substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture funding. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's operating expenses. These consolidated unaudited interim financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue in business.

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

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     (expressed in U.S. dollars)

2.  LOAN PAYABLE

On August 16, 2000, the Company entered into a Loan and Security Agreement with Lee Enterprises Incorporated (Lee). Under this agreement, the Company received $290,000 in funding in the form of promissory notes that bear interest at the monthly Wall Street Journal rate, as detailed below:

                                                                             CURRENT
          LOAN DATE             AMOUNT $          MATURITY DATE         INTEREST RATE (%)
-----------------------------------------------------------------------------------------
       AUGUST 17, 2000           125,000        OCTOBER 31, 2002              8.0
       AUGUST 28, 2000           125,000        OCTOBER 31, 2002              8.0
       SEPTEMBER 19, 2000         40,000        OCTOBER 31, 2002              8.0
-----------------------------------------------------------------------------------------
                                 290,000
-----------------------------------------------------------------------------------------

Pursuant to the Investment Agreement (see note 3), the maturity dates were changed from November 17, 2000, November 28, 2000 and December 19, 2000 respectively, to October 31, 2002.

In conjunction with these agreements, the Company entered into a Collateral License Agreement covering the licensing of the Company's software to Lee in the event of a default pursuant to the loan and security agreement. Interest for the quarter ending March 31, 2001 on this loan amounted to $6,078 and $15,717 for the nine months ended March 31, 2001.


3.  LOAN DEBENTURE

On November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated (Lee) whereby Lee would provide funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture would consist of a series of six debentures of $250,000 that would be funded during the period from November 2000 to May 2001. The Company received $1,250,000 in funding under the debenture from October 2000 to March 2001. The Company will receive the remainder of the loan of $250,000 on May 1, 2001. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share. If Lee does not convert the debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. The Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of March 31, 2001, the Company is in compliance with all the covenants in the Investment Agreement. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the nine months ended March 31, 2001 is 8.4%. Interest due on the convertible debenture can be repaid or converted to CityXpress shares at fair market value on the date of conversion. The Investment Agreement, includes a Registration Rights Agreement providing Lee the ability to require the company to register the shares issuable under the Investment Agreement based on certain conditions.

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

In August 1999, the Company granted 675,000 stock options to employees below the fair market value of the underlying common shares on the date of grant. Compensation expense of $49,693, calculated based on the intrinsic value method, has been recognized over the vesting term of the options to December 8, 2000, at which time the Company cancelled the remaining 490,000 stock options outstanding, which had an exercise price of $1.50.

Stock option transactions for the nine months ended March 31, 2001 are summarized below:

                                                            OUTSTANDING OPTIONS
                                        SHARES        ---------------------------------
                                      AVAILABLE                       WEIGHTED AVERAGE
                                    UNDER OPTION        SHARES         EXERCISE PRICE
                                          #                #                  $
 --------------------------------------------------------------------------------------
 BALANCE, JUNE 30, 1999                      --               --              --
 Reserve shares                       2,000,000               --              --
 Granted, July 13, 1999                (675,000)         675,000            1.50
 --------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1999           1,325,000          675,000            1.50
 Granted: May 15, 2000                 (872,500)         872,500            0.25
          June 27, 2000                (200,000)         200,000            0.25
 Forfeited                              110,000         (110,000)           1.50
 --------------------------------------------------------------------------------------
 BALANCE, JUNE 30, 2000                 362,500        1,637,500            0.68
 Increase in reserve shares           1,000,000               --              --
 Granted: November 10, 2000             (65,000)          65,000            0.25
          November 29, 2000             (85,000)          85,000            0.25
          March 26, 2001                (90,000)          90,000            0.25
 Forfeited                              147,500         (147,500)           0.86
 Cancelled                              490,000         (490,000)           1.50

 --------------------------------------------------------------------------------------
 BALANCE, MARCH 31, 2001              1,760,000        1,240,000            0.25
 --------------------------------------------------------------------------------------

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     (expressed in U.S. dollars)


4.  SHARE CAPITAL (CONT'D.)

[B]   WARRANTS

The following represents a summary of warrants outstanding at March 31, 2001:

                                                      OUTSTANDING WARRANTS
                               ---------------------------------------------------------------
                                                   EXERCISE PRICE
                                 SHARES        YEAR 1         YEAR 2
 GRANT DATE                        #             $              $              EXPIRY DATE
 ---------------------------------------------------------------------------------------------
 June 10, 1999                   177,860        1.50           0.25             June 10, 2001
 July 14, 1999                    45,260        1.50           0.25             July 14, 2001
 August 15, 1999                 100,000        1.50           0.25           August 15, 2001
 September 30, 1999              465,800        0.50           0.25        September 30, 2001
 October 13, 1999                132,138        0.50           0.25          October 13, 2001
 December 10, 1999               408,000        0.50           0.25         December 10, 2001
 January 18, 2000                138,000        0.50           0.25          January 18, 2002
 January 31, 2000                500,000        0.50           0.25          January 31, 2002
 May 1, 2000                     405,240        0.25           0.25               May 1, 2002
 May 18, 2000                    280,000        0.25           0.25              May 18, 2002
 June 13, 2000                   541,600        0.25           0.25             June 13, 2002
 November 10, 2000               200,000        0.25           0.25         November 10, 2002
 ---------------------------------------------------------------------------------------------
 BALANCE, MARCH 31, 2001       3,393,898
 ---------------------------------------------------------------------------------------------


On March 29, 2001, the Company re-priced outstanding warrants issued in connection with private placements between June 10, 1999 and May 18, 2000. A total of 2,652,298 warrants with a second year warrant price ranging from $0.75 to $2.00 have been re-priced to $0.25.

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

                                                     (expressed in U.S. dollars)



4.  SHARE CAPITAL (CONT'D.)

[C]    LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                              Three         Three         Nine         Nine
                                                              Months        Months       Months       Months
                                                               Ended         Ended        Ended        Ended
                                                             March 31      March 31      March 31     March 31
                                                               2001          2000          2001         2000
                                                                 $             $             $            $
-----------------------------------------------------------------------------------------------------------------
NUMERATOR
Net loss for the period ended March 31                        (594,020)     (433,837)   (1,662,260)   (1,548,722)
Beneficial conversion feature of warrants                        --          (72,174)        --         (549,634)

-----------------------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders                  (594,020)     (506,011)   (1,662,260)   (2,098,356)

DENOMINATOR
Weighted average number of common shares outstanding        23,008,098    21,201,148    23,008,098    20,683,028

Basic loss per common share                                      (0.03)        (0.02)        (0.07)        (0.10)
-----------------------------------------------------------------------------------------------------------------

For the three and nine months ended March 31, 2001 and 2000, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share, as their effect would be anti-dilutive.

5.  PRODUCT DEVELOPMENT AND TECHNOLOGY

Government grants of $14,278 for the three months ended March 31, 2001 [2000 - $10,330] and $31,258 for the nine months ended March 31, 2001 [2000 - $10,330]
have been applied to reduce product development and technology expenditures in the consolidated statements of loss.

6.  COMPARATIVE FIGURES

Certain comparative figures have been reclassified from statements previously presented to conform to the presentation adopted in the current quarter.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     (expressed in U.S. dollars)

7.  NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for the Company's fourth quarter ending June 30, 2001. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's operations or financial position.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

         GENERAL

         The Company incurred a net loss for the three months ended March 31, 2001 of $594,020 as compared to a net loss of $433,837 for the same period in 2000, an increase of $160,183. The Company recorded revenue of $33,625 in the quarter ended March 31, 2001 a decrease of $19,552 over the same three-month period in 2000. This revenue decrease resulted primarily from our media partner Lee Enterprises Incorporated (Lee) requiring less training in connection with their newspaper portal sites. Although training revenue has decreased by $42,612, other revenue items have increased by $23,060. This increase is due primarily to the launch by Lee of additional newspaper portal sites in the three months ended March 31, 2001 compared to the same period ended March 31, 2000. The increase in net loss for the three months ended March 31, 2001 of $160,183 is the result of net increases in expenses resulting primarily from the following items compared to the same three month period ended March 31, 2000:

Cost of sales increased by $56,356 for this quarter compared to same quarter ended March 31, 2000 due primarily to additional consulting services provided to the Company to improve the products sold to customers which cost the Company approximately $14,700, and the hiring of additional support staff at a cost to the Company of approximately $35,000.

Operating expenses increased by $58,617 for the quarter ended March 31, 2001 compared to the same quarter ended March 31, 2000. The increase is due primarily to a combination of increases in sales and marketing expenses and decreases in both development and technology and finance and administration expenses.

- Increase in sales and marketing expenses this quarter is the result of additional promotional materials produced for distribution to prospective customers and additional tradeshows attended totalling approximately $74,800. Also, the Company added additional sales staff and marketing consultants at a cost of approximately $31,300 for the quarter ended March 31, 2001.

- Decrease in development and technology expenses this quarter of approximately $42,697 was primarily due to the charging of such cost to cost of sales compared to the charging of such costs in the previous quarter ended March 31, 2000 equally between cost of sales and development and technology.

- Decrease in finance and administration expenses of approximately $18,000 is primarily in part attributable to fewer consultants working in the finance and administration area in this quarter compared to the quarter ended March 31, 2000.

Other interest expense has increased by $29,262 for this quarter compared to the previous quarter ended March 31, 2000. The increase in interest expense is the result of interest paid and payable on the loans from Lee Enterprises Incorporated and shareholders.

         Lee portal sites accounted for $32,651 of revenue for the quarter ended March 31, 2001.

         FINANCING AND LIQUIDITY

         As of March 31, 2001, the Company had a cash balance of $121,484, a working capital deficiency of $359,324 that included shareholders' loans of $218,600, a demand instalment loan of $163,741 and accounts payables and accrued liabilities of $198,806.

         As of November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated (Lee) whereby Lee would provide funding up to $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture would consist of a series of six debentures of $250,000 that would be funded during the period November 2000 to May 2001. The Company received $1,250,000 in funding under the debenture from October 2000 to March 2001. The Company will receive the remainder of the loan of $250,000 on May 1, 2001. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debentures into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share until October 31, 2003. If Lee does not convert the debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. The Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of March 31, 2001, the Company is in compliance with all the covenants. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture can be repaid or converted to CityXpress shares at fair market value on the date of conversion. As part of the Investment Agreement, the Loan and Security Agreement dated August 16, 2000 was amended by changing the repayment terms and maturity dates of the promissory notes, as per note 3, to October 31, 2002. The Investment Agreement, includes a Registration Rights Agreement providing Lee the ability to register their shares under the Investment Agreement based on certain conditions.

         Based on the expenditures for the three months ended March 31, 2001, the Company forecasts minimum annual operating cash requirements of approximately $1.7 million. The Lee investment of $1.5 million provides sufficient resources to maintain current operations until July 1, 2001. The Company anticipates that revenue from current and new contracts will improve its current cash flow. The Company is also actively seeking private placements from corporations and individuals in the range of $100,000 to $500,000. It is also seeking investments from other media companies.

         PLAN OF OPERATION

         The Company anticipates that media revenue from Lee will grow as Lee implements additional portal sites at their newspapers. Total sales revenue from Lee has increased by 22% in the third quarter ended March 31, 2001 to $32,651 from $26,827 in the second quarter ended December 31, 2000. Revenue for the fourth quarter from Lee is expected to exceed the previous period revenue as additional portal sites are implemented at other Lee properties. The Company has implemented a business development program with Lee that will include a CityXpress.com business development employee working with each Lee Newspaper sales manager to maximize the Internet revenue opportunities using CityXpress.com products. The Company believes this direct contact with each sales manager will ensure successful implementation of our products within Lee and maximize the revenue potential at each Lee Newspaper.

         The Company is actively calling on other media companies regarding its product offerings. Each additional media company agreement will generate additional revenue and cash flow. Management is confident that it will be successful in closing additional media agreements.

         On April 10, 2001, the Company announced that it had signed an agreement with Torstar Corporation's York region newspaper group, a division of Metroland Printing, Publishing and Distributing Ltd. Under this agreement Metroland will launch a Home and Garden Special Section for their York Region in May 2001.

         The Company is presently seeking additional funding through private offerings with individuals and institutions in the range of $100,000 to $500,000 to increase its cash position. The Company is also actively seeking an investment from other media companies. There is no assurance that such financing will be available when required by or under terms favourable to the Company.

         The investment by Lee of $1,500,000 in the form of a floating rate subordinated convertible debenture provides the minimum working capital required by the Company to maintain operations until July 1, 2001. As at March 31, 2001, the Company has received $1,250,000 of this investment.

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

ITEM 2. CHANGES IN SECURITIES

         During the third quarter ended March 31, 2001, the Company received $500,000 in funding from Lee Enterprises Incorporated under a convertible debenture. The Company received two instalments of $250,000, the first payment on January 1, 2001 and the second payment on March 1, 2001.

         For additional information please refer to the Financing and Liquidity section in this Form 10-QSB under Item 2 Management's Discussion and Analysis.

         The Company claims exemption from the registration requirements of the Securities Act of 1933 as amended under Section 4(2) and Regulation D under that Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         There have been no defaults by the Company regarding any senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS

         None. No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2001.

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CityXpress.com Corp.


Date:   May 14, 2001
     ----------------------                           Signature

                                                  /s/ Ken Bradley
                                            ------------------------------
                                                      Print Name

                                            Chief Operating Officer & CFO
                                            ------------------------------
                                                         Title



18