Form 10KSB
period 2001-06-30
CITYXPRESS COM CORP
filed 2001-09-28
CIK 1104867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2001.

                              CityXpress.com Corp.
                          ----------------------------
                               (Name of business)

        Florida                                           98-0232838
 ----------------------                         -------------------------------
(State of incorporation)                       (IRS Employer Identification No.)

            Suite 200-1727 West Broadway Vancouver, BC Canada V6J 4W
            --------------------------------------------------------
                    (Address of principal executive offices)

     Issuer's Telephone Number 604-638-3811 Issuer's Fax Number 604-638-3808

         Securities registered under Section 12(g) of the Exchange Act:
                   Common Shares, Par Value of $0.01 per Share
               --------------------------------------------------
                                (Title of Class)

                   Name of each exchange on which registered:
                             NASD OTC BULLETIN BOARD
                               -------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]   No [  ]

State issuer's revenues for its most recent fiscal year ended June 30, 2001 is $195,453.

The aggregate market value of the voting common equity held by non-affiliates computed at the average bid and asked price of common equity, as of September 21, 2001 based on 13,727,318 non-affiliate common shares is $411,820.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 21, 2001 23,143,898 common shares

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in PART III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Transitional Small Business Disclosure Format  (Check one):  Yes  [X]  No [ ].

================================================================================

                                TABLE OF CONTENTS

PART I.................................................................................................4

     ITEM   1.  DESCRIPTION OF BUSINESS....................................................4

     ITEM   2.  DESCRIPTION OF PROPERTY...................................................14

     ITEM   3.  LEGAL PROCEEDINGS.........................................................14

     ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................14


PART II...............................................................................................15

     ITEM   5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
                EQUITY AND OTHER SHAREHOLDER MATTERS......................................15

     ITEM   6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................16

     ITEM   7.  FINANCIAL STATEMENTS......................................................23

     ITEM   8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.............................23

PART III..............................................................................................24

     ITEM   9.  DIRECTORS EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES:
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........................24

     ITEM  10.  REMUNERATION OF DIRECTORS AND EXECUTIVE OFFICERS..........................26

     ITEM  11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
                SECURITYHOLDERS ..........................................................32

     ITEM  12.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.................33

     ITEM  13.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........................35

     ITEM  14.  REPORTS ON FORM 8-........................................................35

PART F/S..............................................................................................37

PART III EXHIBITS.....................................................................................38

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained in this annual report constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: under capitalization; unpredictability of future revenues; competition; risks of technological change; the Company's dependence on key personnel; dependence on continued growth in use of the Internet; the Company's ability to protect its intellectual property rights and uncertainty regarding infringing intellectual property rights of others; government regulations; and the other risks and uncertainties described in this annual report.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

         CityXpress.com Corp. (the "Company"), a Vancouver-based technology company, has developed a suite of online products that provide newspapers with powerful solutions through which they can defend and extend their position as the dominant means for local advertisers to promote themselves to local consumers. Our suite of proprietary products, delivered to the market as the online version of a newspaper Special Section, integrates niche editorial content with advertising and promotional tools that offer a newspaper's traditional advertisers an online strategy to increase in-store traffic by leveraging the newspaper's brand and traffic. Our solutions complement and reinforce the media company's traditional strengths and offer newspapers the means to meet the threat posed by online competitors.

         As well as enriching the content on their sites, our Special Sections offer newspapers a proven means of engaging print sales reps in the sale of online products. Sales campaigns can now be implemented that co-ordinate the selling of print and online products around a niche Special Section, so that a single call to an advertiser can result in the sale of a package of print and online advertising and promotions. The Special Section, a well-used device to "spike" print advertising revenue, becomes the focal point for a sales blitz. By rolling out online Special Sections throughout the year in conjunction with their print equivalents, newspapers can effectively engage their print sales staff in their online efforts throughout the year.

     Through alliances with newspapers whose portals have established a dominant position in their markets, the Company enjoys two significant advantages:

     - We leverage our partners' brand and the traffic they are already generating to their sites

     - We gain immediate distribution for our products in our partners' markets through their print sales force.

     Our solutions appeal to our partner's local advertising customers because:

     -   They are cost effective and easy to implement

     - They capture viewers from the portal, driving traffic both online and off-line to point of purchase.

CORPORATE HISTORY

         The Company was incorporated as a Florida corporation on January 15, 1981 as Wicked Wings of Buffalo (Wicked Wings), a non-operating company traded on the NASD OTC Bulletin Board. Pursuant to a share purchase agreement dated January 7, 1999, the shareholders of WelcomeTo Search Engine Inc. sold their 100% interest in WelcomeTo Search Engine Inc. to the Company in consideration for 8,510,000 shares of the Company, which represented a controlling interest of 62.5%. This transaction was considered an acquisition of the Company by WelcomeTo Search Engine and was treated as a recapitalization of WelcomeTo Search Engine and the reverse acquisition of the Company by WelcomeTo Search Engine for accounting purposes. For purposes of acquisition, the fair value of the net assets of the Company amounted to $724,989 and was ascribed to the 5,100,000 previously outstanding common shares of the

Company deemed to be issued in the acquisition. The reverse acquisition resulted in one-time costs of $225,000 for finder's fees pertaining to the acquisition of WelcomeTo which was paid for by the issuance of 450,000 common shares issued in an offering exempt from registration under Regulation S promulgated under the Securities Act to two Canadian companies. The cost of recapitalization has been charged against stockholders' equity.

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

CORPORATE STRUCTURE

CityXpress.com Corp. has the following corporate structure:

-   A Florida registered public company called CityXpress.com Corp.

-   CityXpress.com Corp. has two private Canadian-based subsidiaries:

     -   WelcomeTo Search Engine Inc.

     -   Xceedx Technologies Inc.

All financial reporting for the Company is a consolidation of these three companies.

INDUSTRY BACKGROUND

         Newspapers have long been the primary vehicle through which local merchants promote their products and services to local consumers. Alone for years in most markets with few well-funded competitors, newspapers have built tremendous brand equity. With the advent of the Internet, they moved quickly to protect their two major sources of advertising revenue, classified and display, by establishing local web portals to complement their print operations. Although these sites benefited from superior brand awareness, newspapers are being seriously challenged by powerful new online only competitors.

         According to a study released in June 2000 by the Newspaper Association of America (NAA), newspaper sponsored online properties are being outperformed when measured against the benefits that pure online competitors such as AOL DigitalCity and CitySearch are delivering to local merchants. This represents a direct threat to the heart of a newspaper's display advertising revenue. Newspapers recognize that how they meet this challenge will directly impact their long-term ability to maintain brand equity and market share.

         Over and above the external threat, newspapers face the challenge of quickly adapting business practices that have evolved over decades to meet the demands of an Internet-based business. Subscriptions, one of their major sources of revenue in the print world, are unavailable in an online environment where users are provided free access to a vast array of content. Online advertising revenue is expected to fill this void but the amount of revenue that is being generated today is insufficient to support a dedicated online sales force. Newspapers must engage their existing print sales forces to profitably generate online revenue from their sites.

         Such efforts have met with mixed success, as print reps have resisted selling online products for a number of reasons. Fear of cannibalization of their print advertising revenue and the unwillingness to commit time to selling lower cost online products at the expense of higher grossing print advertising have been the major deterrents to the drive to leverage a large installed print sales force.

TARGET MARKETS (1)

         The Company plans to distribute its full suite of solutions through alliances with media companies who have the capacity to sell our advertising and promotional products in their local markets through the sales forces employed by their network of newspapers and television stations. Our target market includes both daily and weekly newspapers. The industry is dominated in the US by 25 media companies who control 663 daily newspapers:

                                                                  2000 TOTAL WEEKDAY
                2000 RANK                    COMPANY                 CIRCULATION           # OF DAILY NEWSPAPERS
                ---------         ----------------------------    ------------------       ---------------------
                    1             Gannett Co.                         7,287,914                   99
                    2             Knight Ridder                       3,867,512                   34
                    3             Tribune Co.                         3,650,429                   11
                    4             Advance Publications                2,903,225                   27
                    5             New York Times Co.                  2,402,797                   17
                    6             Dow Jones & Co.                     2,356,615                   20
                    7             MediaNews Group Inc.                1,772,554                   46
                    8             The Hearst Corp.                    1,670,970                   12
                    9             E.W. Scripps Co.                    1,521,356                   22
                    10            McClatchy Co.                       1,347,779                   11
                    11            Cox newspapers Inc.                 1,210,255                   18
                    12            Freedom Newspapers                  1,127,233                   29
                    13            Community Newspaper Holdings        1,055,913                  115
                    14            A.H. Belo Corp.                       880,162                    5
                    15            Media General                         879,970                   25
                    16            The Washington Post Co.               865,329                    2
                    17            Morris Communications Corp.           730,873                   30
                    18            Hollinger International Inc.          704,557                    7
                    19            Copley Newspapers                     683,956                    7
                    20            Lee Enterprises                       654,275                   28
                    21            Pulitzer Inc.                         614,350                   14
                    22            Journal Register Co.                  596,377                   24
                    23            Ogden Newspapers                      501,457                   36
                    24            Landmark Communications Inc.          453,653                    7
                    25            Howard Publications                   442,881                   17


         Note 1.)  Data supplied by the Newspaper Association of America.

         In addition to the 663 daily newspapers controlled by the top 25 US companies, there are 801 American dailies owned by smaller companies. A significant majority of the total (1,115 of the 1,464 or 76%) has established online portal sites. Canada adds another 105 dailies, 64% of whom have established online sites.

         As well as daily newspapers, there are 8,138 American and 702 Canadian non-dailies operating a total of approximately 2,450 portal sites.

MARKET OPPORTUNITY

         Although newspapers have launched regional portals over the past two years, the sites have been primarily vehicles to publish their daily editorial content and their classified advertising. Revenue generated from their portal sites to date has been insufficient in most cases to allow the newspapers to operate their online sites profitably. The Company offers a proven source of recurring, incremental revenue to newspapers through online Special Sections.

         Our customers to date include portal sites operated by daily and non-daily newspapers in both the US and Canada and cover the spectrum from small newspapers such as the 29,000 circulation Bismarck Tribune to large newspapers such as the 240,000 circulation Buffalo Daily News. They also include non-dailies such as those in the York Region Newspaper Group and CanWest's Surrey Now.

         Our products have been sold successfully in both large and small markets and by the sales staff of both daily and non-daily newspapers. Sites that have been on our program for a year have launched three to four Special Sections. Each plan to launch additional sections from the list of 12 sections we have released or announced. We believe that our products address the needs of the more than 10,000 newspapers in the US and Canada and that most customers we sign will roll out an average of five to six Special Sections within two years.

CITYXPRESS.COM PRODUCTS

         The Company has developed an integrated suite of proprietary products that are used to deliver a range of services to our partners through our in-house Internet server facility. These services are integrated into our partner's sites as branded Special Sections. Each of these service offerings, run on our internal web and database servers, provides our partners with niche editorial content for their sites and provides their sales forces with a variety of revenue-generating services that can be sold to local businesses. The Company provides our partners with Internet-based tools to manage the content within each of the modules.

XPRESS SPECIAL SECTIONS

         Xpress Special Sections offer a group of stories and features related to the focus of the Special Section. To appeal and draw readers back to the site on an ongoing basis, stories are refreshed daily. As well as the current day's stories, readers can find previous stories archived by topic (e.g., Decorating or Home Improvement). From the Special Section, users can access a directory of businesses, a coupon flyer and a shopping guide or department store. Banner and tile ads may be sold and scheduled on the various pages of a Special Section. The editorial content for the Special Sections is licensed from content providers under content agreements. The Company's Content Editor categories the editorial content into Special Section content themes such as Home & Garden or Health & Wellness. The editorial content is then published daily to the appropriate Special Section at a newspaper.

         The Company has pioneered the use of contextual links to display related products and services alongside the editorial copy within a Special Section. Links are generated automatically based on the applicable promotional products sold into a Special Section. Contextual links increase the results enjoyed by an advertiser, as they provide additional exposure over and above that provided through the Special Section Business Directory, Coupon Flyer or Department Store.

         Similar to there print equivalents, our online Special Sections targets niche consumers and provide advertisers with direct access to this valuable audience. Xpress Special Sections content areas include:

     Available currently                          In development
     -------------------                          --------------
     -  Home & Garden                         -  Travel & Leisure
     -  Health & Wellness                     -  Career & Education
     -  Outdoors & Recreation                 -  Family Living
     -  Dining & Entertainment
     -  Weddings
     -  Automotive
     -  Technology
     -  Holidays
     -  Personal Finance


PROPRIETARY PRODUCTS

XPRESSDIRECTORY

         XpressDirectory is a business directory that can readily be configured to display those businesses related to a Special Section (e.g., Home & Garden businesses). Dun & Bradstreet provide business listings under license; standard listings include company name, address, and telephone number. Special Section advertisers may choose to purchase a Premier listing for an additional fee that highlights its listing and provides a 250-character business description. Premier listings are displayed at the top of any directory search results and under the Local Businesses section next to Special Section editorial content. Revenue is generated by media partners paying an annual fixed fee to the Company for each Premier Listing sold to a third party customer.

XPRESSCOUPONS

         The XpressCoupons system is designed to build traffic to a company's storefront and decrease the cost of customer acquisition. XpressCoupons provide a means for both online and offline redemption. Online redemption is provided through the ability to link a banner ad promoting a specific product directly to the shopping basket of a vendor's eCommerce site. Offline redemption is provided through the ability for the user to print the coupon, complete with bar code, for in-store redemption. XpressCoupons can be directly linked to products in our eCommerce storefronts and available coupons are listed under each company's Premier Listing, in the Special Section's Coupon Flyer and under the Coupons section next to Special Section editorial content. Revenue is generated by media partners paying a monthly fee to the Company for each Xpress Coupon sold in the Coupon Flyer.

XPRESSSHOPPINGGUIDE

         XpressShoppingGuide allows product listings to be set up and maintained for multiple vendors as part of a Shopping Guide. The shopping guide allows businesses to promote products or services with the option of allowing viewers to purchase online or to request more information directly from the vendor. Products in the shopping guide can be linked to XpressCoupons to encourage users to click-through for discounts. Products, as well as being listed in the Special Section's shopping guide, are listed under each company's Premier Listing and as a link under the Merchandise section next to editorial content. Revenue is generated by media partners paying a monthly fee to the Company for each product listing sold in the XpressShoppingGuide.

XPRESSSTORES

         XpressStores is an Internet software product that allows a business to build and maintain an electronic storefront through a browser-based Internet application. Through a wizard, each user can control the look-and-feel of the site and configure his/her own payment, tax, shipping options and other business functions. Products in XpressStore can be linked to XpressCoupons to encourage users to click-through for online discounts. Stores are listed under each company's Premier Listing and as a link under the Stores & Kiosks section next to Special Section editorial content. Revenue is generated by media partners paying a monthly fee to the Company based on the number of products stocked in a XpressStore.

XPRESSKIOSKS/WEB BROCHURES

         XpressKiosks is an Internet software product that allows a business to build and maintain a three-page marketing brochure site by selecting templates and adding their own text and graphics. Companies may link their online stores to their Kiosk. Kiosks are listed under each company's Premier Listing, in the Special Section's More Features page and under the Stores & Kiosks section next to Special Section editorial content. Revenue is generated by media partners paying a monthly fee to the Company for XpressKiosks sold to third party customers.

TECHNOLOGY PLATFORM

         The Company has built a proprietary software development platform, XpressWorks, which is being used to develop our next generation of products. XpressWorks development was completed in November 2000. XpressWorks is designed to accomplish a number of objectives:

         - Allow new Special Sections sites being deployed for newspapers to be launched quickly and with a minimum of effort by CityXpress staff;

         -   Speed the development and deployment of new applications.

         Our development program is committed to adding other products built on the XpressWorks platform that will grow the number and attractiveness of our offering. Our XpressWorks platform offers us the ability to move quickly in adding new functionality to our existing products and responding to market demands. During the year ended June 30, 2001, the Company capitalized $98,322 of its developments costs relating to the development of new products. These costs will be amortized over the next three years.

PRODUCT EVOLUTION

         CityXpress products have undergone three major revisions in response to market needs:

         VERSION 1: standalone eCommerce products (coupons, department store, eCommerce stores) and business directory whose development began with Xceedx and WelcomeTo. Release date: February-August 1999.

         VERSION 2: packaging of standalone products as part of an online Special Section (newspapers responsible for creating editorial section and supplying content). Release date: June 2000.

         VERSION 3: release of online Special Sections that fully integrated content supplied by the Company with our standard products; contextual links on editorial pages; and integration of promotional products into directory listings. Release date: February 2001.

PRODUCT DEVELOPMENT

         The Company's products have been developed by its internal software development staff. The Company is a member of the Microsoft Developer Network and is a Microsoft Independent Software Vendor. The Company's product development is based upon industry-standard Microsoft technologies, including Microsoft NT Server, SQL Server, Internet Information Server and other technologies such as Linux and Java Server. As of June 30, 2001, the Company employed 9 developers and software engineers.

The Company has spent on company-sponsored research and development activities approximately $348,765 for the year ended June 30, 2001 and $662,832 for the year ended June 30, 2000 both of these amounts have been expensed. The Company also spent $98,322 on internal development costs for the period June 30, 2001 which, were capitalized.

         The Company's development efforts focus on extending its products' capabilities in a number of areas that will provide greater value to the local advertiser, and encourage viewers to return to the local newspaper online Special Section.

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

SALES AND MARKETING STRATEGY

SALES STRATEGY

         With the signing of an agreement with Lee Enterprises ("Lee") in November 1999, the Company established its first strategic relationship with a media company with a strong regional presence in the US. Lee began rolling out the first version of the Company's Special Sections in May 2000, with a view to completing a rollout to 12 of its 28 daily newspapers by October 2000. Lee presented the Company with an opportunity to refine and validate our products and to build a success story we could take to the market. This phase culminated in February 2001 with the release of version 3 of our Special Sections that addressed needs identified by Lee's first sites and led to extensive coverage by leading trade journals.

         The Lee media agreement has been extended into a financial investment in the Company of $1,790,000 by June 30, 2000 in the form of demand loans and convertible debentures. On July 30, 2001, Lee made a further investment in the Company in the form of an additional convertible debenture. These investments are more fully explained in the section "Part II Item 6 Management Discussion and Analysis or Plan of Operation subsection entitled Financing and Liquidity".

         Our sales focus during the initial phase of the pilot program with Lee was to establish contact with the top 25 media companies and raise their awareness of the Company and our products. In February 2001, we launched our new products at the Interactive Newspapers Conference and Trade Show in Dallas, TX, and commenced a sales program to secure the next series of accounts. Subsequently, we have reached sales agreements to launch Special Sections with Freedom Newspapers, the twelfth largest US newspaper company; Buffalo.com, the portal site for the Buffalo News and our largest single newspaper client to date based on daily circulation; Torstar's Metroland York Region Newspaper Group; CanWest Global's Surrey Now, a large community newspaper, and E.W. Scripps, the ninth largest US newspaper company.

         Having established a solid reference account in Lee Enterprises, the Company is continuing to expand its direct sales program to other media companies. Advanced discussions are underway with several groups of prospective customers. This effort is expanding through a selling program aimed at the top US and Canadian media companies. As part of expanding this effort, the Company has opened a US sales office in Kirkland, WA, and recently added a sales executive to assist our VP Sales and Marketing in recruiting new newspaper customers.

Our sales program consists of:

1.       Targeting the top 25 newspaper companies in the US

2. Targeting smaller newspaper chains and independents in the US and in Canada.

3. Utilizing the nine person sales force of Tribune Media Service's On the Mark Media to co-sell a print and online Special Section program to the newspapers that subscribe to their print services as described under the heading Strategic Alliance Program.

SALES DEVELOPMENT

         The Company derives revenues by utilizing our partner's sales forces that are already calling on and selling advertising to local businesses. Because we rely on the efforts of our partners, the Company hired a three-person sales development team (the Xpress Team) in April 2001 responsible for working with and maximizing the revenues of each partner's sales force. Our team assists with the initial training of our partners' sales representatives and delivers ongoing programs to continually focus each newspaper's sales force on effectively selling our solutions. The team works with each of our partners to integrate our products into their existing line cards, so that they can be offered as "up-sells" to new and existing customers. Additional Xpress Team members will be hired to accommodate new media partners.

         Under the media agreements signed with each media partner the Company's revenue is derived from sharing the revenue charged to advertisers by media partners for the Company's promotional products. The Company receives a flat rate for each promotional product included in a Special Section.

CITYXPRESS COMPETITION

         The Company has pioneered the development of online Special Sections and integrated advertising and promotional products that offer newspapers a means of generating a recurring revenue stream from the sections they implement. In the last few months, the following companies have announced Special Section offerings:

         CONTENT THAT WORKS: a new company that was founded by former employees of FlyWheel Media, the now-defunct special publications division of Thomson Corp. Content That Works has announced availability of three print and online special sections (Bride's Guide, Home Style and Your Garden). The company focuses on providing online content but does not develop competitive software-based products that their customers can sell to advertisers.

         POWERADZ.COM: a leading provider of Internet products and services to newspapers has recently announced that its Marketplaces service now allows newspapers to produce print special sections. Content is not provided through the service, meaning that a newspaper must source and add its own editorial and limited advertising and promotional opportunities are available for advertisers.

         PUBLISHER'S EDGE: offers a series of print and online special sections. Online special sections are shipped on CD and include spots for newspapers to insert local advertising. Content is static and there are limited opportunities for a newspaper to generate revenue from the sections.

COMPETITIVE ADVANTAGE

         The Company is alone in offering a fully integrated suite of products designed to work seamlessly with Special Section editorial content to deliver measurable results to local businesses. The Company is differentiated from our competitors by the fact that our products integrate editorial content that is refreshed daily with a suite of advertising and promotional products that have been proven to generate revenue for our customers. The Company has established strong reference accounts that are prepared to speak to the results they have enjoyed rolling out our products and our strong sales and implementation team that assists them in launching our Special Sections.

         The Company enjoys a substantial lead in the market today for its' online Special Sections against a small group of competitors who are just in the process of launching a limited number of Special Sections. Competitive products do not provide fresh editorial content on a daily basis - essential to attract and maintain an online readership - and do not offer a competitive suite of advertising and promotional products integrated around the editorial copy. Although any one of these vendors may adopt a strategy of acquiring or integrating other standalone products to produce an overall offering similar to ours, such an effort will require significant development.

STRATEGIC ALLIANCE PROGRAM

         Our strategic alliance program is focused on structuring partnerships that will increase our overall value proposition to our newspaper customers, particularly through the introduction of a co-ordinated package of print and online Special Sections. The Company's intends that these strategic relationships will result in business agreements that will allow the Company to increase revenue by adding additional products or services to our Special Section offering that complement or enhance our product offering to newspapers. On June 25, 2001, the Company negotiated an agreement with Tribune Media Services speciality publications division, On The Mark Media, to jointly offer On the Mark Media's print Easy Special Sections and the Company's Xpress Special Sections. Tribune Media Services is a subsidiary of Tribune Company the third largest media company in the United States based on total weekday circulation. Under the agreement, the sales force of On The Mark Media offers to its newspaper customers online Xpress Special Sections, and the Company updates its Xpress Special Sections daily with articles from Easy Special Sections, as well as offers the print product to its newspaper customers. This agreement provides the Company additional sales coverage into newspaper companies. A combined print and online Special Section offering will increase the ability for newspapers to successfully engage their print display advertising sales forces in the sale of online advertising and promotions.

MARKETING STRATEGY

MARKET COMMUNICATIONS

         During the year ending June 30, 2001, a comprehensive communications and public relations program was underway to establish the Company's market position, and raise media awareness. By securing validation from key industry influencers for the Company's direction and strategy, this communication program is aimed at contributing to sales success and lowering the cost of sales efforts. The program has resulted in regular coverage in major trade journals such as Editor & Publisher, Presstime, Digital Edge, and MarketingSherpa.

         Our ongoing strategy is to expand our current program; to include major business and marketing publications and smaller trade publications targeted at niche audiences (e.g., community newspapers). This ongoing communications program is designed to continue to build our profile in the industry as the leading supplier of online Special Sections and build media coverage, endorsements and testimonials increasing awareness among potential customers and consumers of our services.

CLIENT SERVICES AND CLIENT SUPPORT

         The Company provides each media partner's newspapers with a program developed by the Company to train the media partners sales representatives on the Company's products and selling techniques for each product. The Company also provides training to the newspaper administrative staff responsible for entering promotional product information into the Company's applications. Customer support for the administrative staff of our media partners who enter promotional products is provided directly by the Company's staff and delivered via e-mail and telephone. At, June 30, 2001 7 people were involved in the Company's client services and client support departments.

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

EMPLOYEES

         The Company has a strong core management team with significant experience in the development of early stage companies and new software products. It has also built a solid development, client services and customer support team.

                            YEAR-END STAFFING LEVELS

                   DEPARTMENT                          JUNE 30, 2000     JUNE 30, 2001
                   ----------                          -------------     -------------
         Executive                                           4                 4
         Finance and Administration                          1                 2
         Sales and Marketing                                 2                 4
         Investor Relations                                  1                 1
         Product Development                                10                 9
         Client Services/Customer Support                    6                 7
         TOTAL STAFF                                        24                27

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal business office is located at Suite 200, 1727 West Broadway, Vancouver, British Columbia, Canada V6J 4W6. The Company signed a lease agreement for four years commencing on May 1, 1999. Our monthly payments are approximately $8,000 U.S.

         On March 1, 2001, the Company opened its sales office located at Suite 205, 4030 Lake Washington Blvd., Kirkland, Washington, U.S. 98033. The Company signed a fifteen-month lease agreement commencing on March 1, 2001. Monthly payments for the U.S. office are $3,258 U.S.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by the Company to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 2001

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         Shares of the Company's Common Stock trade on the OTCBB under the symbol CYXP. The following table at month end sets forth the range of high and low bid quotations (as reported by NASDAQ) for the period September 30, 1999 to August 31, 2001. These quotations reflect inter-dealer prices without retail markups or markdowns or commissions and may not represent actual values.

MONTH
ENDED                     HIGH BID                   LOW BID
-----                     --------                   -------
September 30,1999          1.5000                    1.3750
October 31, 1999           1.2500                    1.1250
November 30,1999           0.8438                    0.6875
December 31,1999           0.3750                    0.3600
January 31, 2000           0.7500                    0.5900
February 29, 2000          0.6200                    0.6000
March 31, 2000             0.5100                    0.4500
April 30, 2000             0.3400                    0.3100
May 31, 2000               0.3000                    0.2200
June 30, 2000              0.3400                    0.3100
July 28, 2000              0.1900                    0.0017
August 31, 2000            0.3600                    0.3500
September 30, 2000         0.2000                    0.1900
October 31, 2000           0.1900                    0.1000
November 30, 2000          0.2000                    0.0750
December 31, 2000          0.1300                    0.0550
January 31, 2001           0.1250                    0.0450
February 28, 2001          0.1150                    0.0700
March 31, 2001             0.1100                    0.0660
April 30, 2001             0.0900                    0.0500
May 31, 2001               0.0900                    0.0420
June 30, 2001              0.0750                    0.0400
July 31, 2001              0.0600                    0.0370
August 31, 2001            0.0500                    0.0300

         As of June 30, 2001 there were 108 holders of record of shares of the Company's Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis explains trends in the Company's financial condition and results of operations for the years ended June 30, 2001 and 2000. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions. All figures are presented in U.S. Currency, unless otherwise stated.

         The Company incurred a net loss for the twelve months ended June 30, 2001 of $2,318,339 as compared to a loss of $2,387,437 for the same period in 2000 a decrease of $69,098. The Company recorded revenue of $195,453 for the year ended June 30, 2001 compared to revenue of $133,120 for the year ended June 30, 2000, an increase of $62,333 over last year. Approximately 90% or $175,162 of this year's revenue increase resulted from our agreement with Lee.

         The decrease in net loss of $69,098 is the result of decreased expenses resulting primarily from the following items:

- Increase in interest expense of $101,437 for the year ended June 30, 2001 over the same period ending June 30, 2000 is the result of interest paid or payable on the loans from Lee Enterprises Incorporated and shareholders.

- Increase in salaries and benefits of $152,086 for the year ended June 30, 2001 over the same period ending June 30, 2000 is the result of an additional three staff hired in sales and marketing.

- Increase in the cost of content information of $47,259 for the year ended June 30, 2001 compared to the previous year ended June 30, 2000 is the result of additional cost of editorial content fees and licensing fees.

- Decreased costs for licensing the Dun & Bradstreet database of business information for Canada and the United States of $88,182. This decrease was achieved by not licensing the Canadian data from Dun & Bradstreet for this year. For the year ended June 30, 2001 total cost was $127,105 and for the year ended June 30, 2000 total cost was $215,287.

- Decrease in stock-based compensation expense of $152,517, which relates to two non-cash transactions for employee options and executive officer warrants granted during the year ended June 30, 2000. The first component of this non-cash expense resulted from granting employee options below the fair market value in the year ended June 30, 2000. This resulted in a smaller non-cash expense for the year ended June 30, 2001 of $107,951 compared to the previous year ended June 30, 2000 of $228,924. The second component of this non-cash expense relates to granting 200,000 warrants on November 10, 2000 and 160,000 warrants on June 26, 2001 to two executive officers for shareholder loans made to the Company, which resulted in a non-cash expense for the year, ended June 30, 2001 of $17,200. Stock-based compensation expense for the year ended June 30, 2000 was $48,744.

- Operating loss for year ended June 30, 2001, was decreased by the revenue increase of $62,333 recorded over the same period last year.

    For the year ended June 30, 2001, revenue increased from $133,120 to $195,453, an improvement of $62,333 or 47%. The revenue increase reflects the continuing rollout of Special Sections within the Lee newspapers. The main four components of the $195,453 revenue is training fees of $43,670 or 22% of total revenue, advertising and promotional fees of $136,791 or 70% of total revenue, custom development fees of $10,035 or 5% of total revenue and editorial content fees of $4,957 or 3% of total revenue. These revenue amounts cover the following categories:

- Training revenue of $43,670: pertains to training the media partners sales force, web designers and support staff on the Company's products and administrative tools.

- Advertising and promotional revenue of $136,791: covers the revenues received for promotional products sold as part of a Special Section, such as premier listings, coupons, banner ads, product displays and web brochures.

- Custom development revenue of $10,035: covers the revenue received for custom integration of a Special Section with a newspaper's web site.

- Editorial content revenue of $4,957: covers the revenue received for supplying editorial content for each Special Section rolled out by a newspaper.

         The Company recorded cost of sales for the year ended June 30, 2001 of $389,647 compared to $211,204 for the year ended June 30, 2000 an increase of $178,443 or 84%. The majority of this increase is the result of the following expense categories:

         - Increase in Special Section editorial content fees and services of $47,295 for the licensing of content for Special Sections.

         - Increased salary costs in client services and customer support of $118,727 for three additional staff members.

         The cost of sales amount of $389,647 reflects the costs to support the revenue generated by media partners for the period July 1, 2000 to June 30, 2001 and consist of the following expense categories:

         -        Dun & Bradstreet database costs of $127,105.

         - Client services and client support employee compensation expense of $209,191.

         -        Supplies and travel costs of $6,092.

         -        Content services and licenses of $47,259.

         In the year ended June 30, 2001 the Company completed a rollout with Lee Enterprises to nineteen of their twenty-three daily newspapers. This rollout to Lee has resulted in thirty Special Sections being integrated into these nineteen newspapers. These Special Sections cover Home & Garden, Outdoors & Recreation, Weddings, Health & Wellness, Dining & Entertainment and Professional Services. The Company also implemented four specialty directory web sites for Lee relating to the recreational vehicle market (RVs) for four states RV web sites. Also, the CityXpress business directory is running at an additional three Lee newspapers. The Company expects that Lee newspapers will launch additional Special Sections in the coming year. Since we began implementation in July 2000 of our products at Lee newspapers revenue has increased by 47% from $119,032 last year to $175,162 for the year ending June 30, 2001.

         The Company announced on April 10, 2001 a media agreement with Torstar Corporation's York Region Newspaper Group, a division of Metroland Printing, Publishing and Distributing Ltd. The first newspaper in this group to rollout a Special Section is the York Region. The York Region web site is comprised of 8 contributing newspapers, which jointly implemented the Home & Garden Special
Section in May 2001. The Company expects that additional regional groups within Metroland will launch additional Special Sections in the coming year.

         The Company announced on May 24, 2001 a media agreement with Buffalo News of Buffalo New York, a wholly owned subsidiary of Berkshire Hathaway Inc. with daily circulation of 240,000. Buffalo.com rolled out the Home & Garden Special Section in June 2001. The Company expects Buffalo.com to launch additional Special Sections during the coming year.

         The Company announced on June 4, 2001 a media agreement with Freedom Newspapers Inc. (Freedom) headquartered in Irvine California. Freedom is the twelfth largest media company in the United States based on weekday circulation and operates 28 daily newspapers, 37 weekly publications, 8 broadcast television stations and 50 affiliated Internet sites. The first newspaper in Freedom to rollout a Special Section was the Shelby Star in Shelby North Carolina, which implemented the Health & Wellness Special Section in June 2001. The next Freedom paper to launch a Special Section was The Monitor in McAllen Texas. The Company expects that Freedom will be launching additional special sections in the coming year.

         The Company announced on June 18, 2001 a media agreement with THE NOW COMMUNITY (Now) of Surrey British Columbia. The Now is one of 15 community newspapers published by VanNet group of newspapers, a division of Lower Mainland Publishing Group Inc. which is owned by CanWest Global Communications Corp. The Now rolled out two Special Sections in their first launch Home & Garden and Dining & Entertainment in June 2001. The Company expects The Now to launch additional Special Sections in the coming next year.

         The Company announced on July 31, 2001 a media agreement with E.W. Scripps Company (Scripps) headquartered in Cincinnati Ohio. Scripps is the ninth largest media company in the United States based on weekday circulation and operates 22 daily newspapers, 10 broadcast television stations, 3 cable television networks and 31 Web sites. The first newspaper in Scripps to rollout a Special Section will be the Bremerton Sun in Bremerton Washington. They are planning to rollout Home & Garden Special Section in the fall of 2001. The Company expects that the Scripps newspapers will be launching additional Special Sections in the coming year.

         The Company announced on July 31, 2001 a media agreement with the Lower Mainland Publishing Group, a wholly owned subsidiary of CanWest Global Communications Corp. (VanNet). The Lower Mainland Publishing Group oversees the publication of the VanNet group of newspapers comprising of 15 community newspapers. The first newspaper in the VanNet group to launch was the Now. VanNet plans to launch Special Sections in the fall with their community newspapers The Courier and The North Shore News. Both of these newspapers will be launching the Home & Garden Special Section. The Company expects that VanNet newspapers will be launching additional Special Sections in the coming year.

FINANCING AND LIQUIDITY

         As of June 30, 2001, the Company had a cash balance of $32,274; accounts and other receivables of $26,279; prepaid expenses of $23,647; a working capital deficiency of $702,505 that included shareholders' loans of $284,246; a demand installment loan of $161,830; deferred revenue of $514; current portion of obligations under capital lease of $17,209 and accounts payables and accrued liabilities of $320,906.

         The Company has a Demand Installment Loan from the Canadian Imperial Bank of Commerce of $161,830 as of June 30, 2001 and $167,213 at June 30, 2000. The loan balance bears interest at the Bank's Prime Rate plus 1% per year. Unless the Bank makes demand for repayment, the indebtedness is repaid in 180 regular monthly payments of $1,619 until February 2015. The indebtedness is secured by all personal property of the Company, a collateral mortgage for $168,000 (Cdn. $250,000) providing the bank a first security interest in the personal property of two of the Company's officers, personal guarantees of two of the Company's officers and the assignment of a life insurance policy on the Company's president.

         On August 16, 2000, the Company entered into a Loan and Security Agreement with its major customer, Lee Enterprises. Under this loan agreement, the Company entered into two $125,000 promissory notes that bear interest at the Wall Street Journal prime rate and mature in November 2000. The Company also signed a Collateral License Agreement covering the Licensing of the Company's software to Lee should the Company default under the agreement occur. The Company also signed a three party Escrow Agreement to escrow the Company's software with a third party escrow agent. On September 19, 2000 another Promissory Note Agreement was entered into for $40,000. The promissory notes bear interest at the Wall Street Journal prime rate and mature in December 2000. As of September 19, 2000, total cash of $290,000 has been received under this agreement. As of June 30, 2001, accrued interest on the Demand Loans amounted to $20,838.

         On November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises whereby Lee would provide funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture would consist of a series of debentures (Series A-F debentures) of $250,000 that would be funded during the period from November 2000 to May 2001. The Company received $1,500,000 in funding under the debenture from October 2000 to May 2001. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share. If Lee does not convert the debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. The Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of June 30, 2001, the Company is in compliance with all the covenants in the Investment Agreement. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the year ended June 30, 2001 is 8%. Interest due on the convertible debenture can be repaid or converted to the Company shares at fair market value on the date of conversion at Lee's option. As of June 30, 2001, accrued interest under the debentures totalled $51,509. The Investment Agreement includes a Registration Rights Agreement providing Lee the ability to require the company to register the shares issuable under the Investment Agreement based on certain conditions. A condition resulting in the Company registering the Lee shares is if the Company did a United States public offering with a registration statement.

         As part of the November 1, 2000, Investment Agreement, the Loan and Security Agreement dated August 16, 2000, was amended by changing the repayment terms of the promissory notes detailed below to October 31, 2002:

         - Two promissory notes for $125,000 each dated August 16, 2000 with original maturity dates of November 2000.

         - One promissory note for $40,000 dated September 19, 2000 original maturity date December 2000.

         On July 30, 2001, the Company amended the Investment Agreement dated November 1, 2000 with Lee, whereby Lee would provide additional funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture (series G-R debentures). This would result in a total investment by Lee of $3,000,000 if all debentures were converted. The additional $1,500,000 subordinated convertible debenture would consist of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of debentures (series G-R) ranging in value from $310,000 to $50,000 each. The series G-R debentures would be funded from August 10, 2001 to July 1, 2002. The Company received $310,000 under the series "G" debenture by August 14, 2001 and $200,000 under series H debenture by September 5, 2001. The Amended Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.1760 per common share. The first investment of $1,500,000 allowed Lee to convert their series "A-F" debentures to 6,902,429 common shares of the Company at a conversion price of $0.2173 (Note 8 in the audited financial statements). Should Lee convert all debentures totalling $3,000,000 it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the second debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. The Amended Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of June 30, 2001, the Company is in compliance with all the covenants in the Investment Agreement. Each Series G-R subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture can be repaid or converted to shares of the Company at fair market value on the date of conversion at Lee's option. In conjunction with the Amended Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement, the Collateral License Agreement and the Registration Rights Agreements to reflect the series G-R debentures.

         On June 26, 2001, the Company received an additional $66,028 as unsecured shareholder loans from two of its executive officers. These shareholder loans have an interest rate of 9.7%.

         During the year ended June 30, 2001, the Company repaid a portion of the unsecured shareholder loans to the two executive officers totalling $34,682.

         These shareholder loans have no repayment terms except for two loans that total $231,537 with monthly repayments terms of $2,040 per month with an interest rate of 9.7%. See audited consolidated financial statement Note 10 (a) and Item 12 Shareholder Loans.

         Based on the forecasted expenditures for the year ended June 30, 2002, the Company forecasts minimum annual operating cash requirements of approximately $2.4 million. The Lee investment of $1.5 million provides the Company 63% of its forecasted operating cash requirements for next year. Revenue from new media companies under contracts in June 2001 will help to offset the Company's cash flow shortfall of $900,000. The Company expects to see additional revenues from clients signed in the later part of fiscal 2001 as they will continue to launch additional Special Sections over their original Special Section launched. A number of clients signed in the later part of the year have multiple newspapers which are commencing to launch Special Sections across their newspapers such as Freedom Newspapers. Based on the success the Company has achieved signings new newspapers, the Company expects to sign additional contracts with new media companies that will provide additional operating cash.

PLAN OF OPERATION

         The Company is dependent on obtaining additional financing for ongoing operation, capital expenditures and working capital. There is no assurance that such financing will be available when required by or under terms favorable to the Company.

         The Company anticipates that media revenue from Lee will grow as Lee implements the Company's products at more of its daily newspapers. Revenue generated from Lee for the period ended June 30, 2001 amounted to $175,162. Revenue from Lee over the next year is expected to increase as Lee is continuing to roll out Special Sections across their daily newspaper properties, which will result in increased revenue to the Company. The Company also expects revenue to grow because each newspaper will launch multiple Special Sections. The Company also expects to see increasing revenues from the Special Sections launched by Freedom, VanNet, Scripps and Buffalo.com. Most of these newspapers launched their first Special Sections between May 2001 and August 2001, so the majority of the revenue generated will be recorded in our June 30, 2002 year-end. The Company will work closely with each contracted media company to ensure that Special Sections are launched in all their newspapers.

         The Company also intends to develop additional products in conjunction with its media partners that will leverage the sales relationship it has developed with each media partner. These future products will allow the media company's sales force to have additional products that they can sell to their local markets. These additional products will result in incremental revenue for the Company from its established newspaper customer base.

         The Company established a Kirkland sales office and hired additional sales representatives so that it can increase its ability to call on other media companies regarding its product offerings. Each additional media company agreement will generate additional revenue and cash flow. Management is confident it will be successful in closing additional media agreements in the next year.

         The Company believes it will see additional revenue from its partnership with Tribune Media Services. The Company believes it will see revenue from the Print Special Section it sells to existing clients plus revenue for Xpress Special Sections sold by the Tribune Media sales force.

         The Company is presently seeking additional funding through private offerings with individuals, institutions and media partners. The Company believes it can raise additional funds through these offerings.

         The management of the Company believes that it will generate sufficient cash through private offerings, customer revenue and investments from media partners to fund its operations for the 12-month period ending June 30, 2002.

BUSINESS RISKS

         The Company faces significant business risks on a going forward basis, which could negatively impact the Company:

- Raising the equity financing needed to operate the Company at its current operating level and providing the operating funds, capital additions and repayment of liabilities in a timely manner. If the Company is unsuccessful in this regard it will be required to reduce operating expenditures to a level that will be in-line with cash flows.

- The Company may be unsuccessful in obtaining additional media partners and its agreement with contracted clients may result in lower revenues than projected. In either case, the Company would have to re-evaluate its business model to determine if there was another partnership arrangement that would provide the economic, cash flow or business advantages it currently believes will be provided by media companies. The Company at this time cannot assess whether it could find other business partners and negotiate favorable terms that would provide the necessary revenue and cash flow required by the Company. If the Company is unsuccessful in this regard it will be required to reduce operating expenditures to a level that will be in-line with cash flows.

- A major competitor or new company could dominate the market sector being targeted by the Company. The Company would then have to assess the impact of the situation. The United States and Canadian newspaper markets are large and there may be room for multiple suppliers to service existing media companies. If not, then the Company would have to assess other market sectors it could penetrate successfully. If the Company is unsuccessful in this regard it will be required to reduce operating expenditures to a level that will be in-line with cash flows.

- The Company is dependent on key senior development personnel who have developed the Company's core product offering. Should these individuals leave the employ of the Company it would have a setback to its future development plans. This setback would be overcome by hiring new senior developers that would have to become familiar with the Company's products.

- The Company is dependent on the continual growth of the Internet as an advertising medium for local advertisers. Should this prove untrue the Company will have to assess other business strategies for selling promotional products to local advertisers.

- Technologies may change making the Company's products obsolete. The Company is aware of changes in technology and is integrating new technologies into its product offerings to ensure that they do not become obsolete because of changing technology.

ITEM 7. FINANCIAL STATEMENTS

         SELECTED FINANCIAL DATA

         The consolidated operating results and financial position of the Company are presented in the following tabulated format. The selected financial data has been derived from our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). See Item 6 Management's Discussion and Analysis or Plan of Operation. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the audited consolidated financial statements for the year ended June 30, 2001 and June 30, 2000. All figures are presented in U.S. Currency, unless otherwise stated.


                                    FISCAL YEAR ENDED             FISCAL YEAR ENDED
                                      JUNE 30, 2001                 JUNE 30, 2000

                                           $                               $
Revenue                                      195,453                   133,120

Cost of sales                                389,647                   211,204

Gross profit (loss)                         (194,194)                  (78,084)

Operating expenses                         2,160,864                 2,468,848

Net loss for the year                     (2,318,339)               (2,387,437)

Net loss per common share                      (0.10)                    (0.14)


                                     AS AT JUNE 30, 2001          AS AT JUNE 30, 2000
                                               $                           $

Cash                                         32,274                     38,963
Total current assets                         82,200                    253,643
Total assets                                556,712                  1,068,525
Total current liabilities                   784,705                    783,240
Obligations under capital leases             40,960                          0
Loan payable                                290,000                          0
Loan debenture                            1,500,000                          0
Deferred tax liabilities                     93,100                    253,100
Stockholders' equity (deficit)           (2,152,053)                    32,185
Cash dividends                                    0                          0


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND SIGNIFICANT EMPLOYEES:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         DIRECTORS AND EXECUTIVE OFFICERS

         The following information sets forth-certain information concerning the executive officers and directors of the Company:

                                                               DIRECTOR/OFFICER
     NAME AND PRESENT OFFICE HELD                              EMPLOYEE SINCE
     ----------------------------                              ----------------
     Phil M Dubois                                             January 27, 1999
     President & CEO, Director

     Ken R Bradley                                             January 27, 1999
     Chief Operating Officer & CFO, Director

     Brent Forgeron                                            January 27, 1999
     Vice President  (1)                                       (1)

     Ken Spencer                                                 August 3, 1999
     Chairman, Director

     Bob Smart                                                  August 25, 1999
     Director

     Ian Thomas                                                 August 25, 1999
     Director

     Jim MacKay                                                  April 17, 2000
     Vice President Sales & Marketing

         Note (1) Mr. Forgeron ceased employment with the Company on September 5, 2000.

         The following is a brief biography of each of the executive officers and directors listed above:

PHIL M. DUBOIS, age 54, has served as President, CEO and a director of the Company since the acquisition of Xceedx on January 27, 1999. From January 1996 to present, Mr. Dubois serves as President, CEO and a director of Xceedx a company he co-founded in 1996. Xceedx was a developer of eCommerce software solutions. Since January 27, 1999, Mr. Dubois is also President, CEO and a director of WelcomeTo. From September 1994 to December 1995, Mr. Dubois was an independent consultant providing consulting services to technology companies. From May 1992 to August 1994, Mr. Dubois served as President and CEO of Modatech Systems Inc., a company in the North American sales force automation marketplace. From May 1989 to May 1992, Mr. Dubois served as Vice President of Development of Modatech. From May 1989 to August 1994, Mr. Dubois was a director of Modatech. Mr. Dubois is the past chair of AceTech and a director of AceTech, a not-for-profit association of high tech CEOs.

KEN R. BRADLEY, age 54, and has served as Chief Operating Officer, CFO and a director of the Company since the acquisition of Xceedx on January 27, 1999. From January 1996 to present, Mr. Bradley serves as Vice President Finance, Vice President of Operations and a director of Xceedx a company he co-founded in 1996. Since January 27, 1999, Mr. Bradley serves as Vice President Finance and director of WelcomeTo. From September 1994 to December 1995, Mr.

Bradley was an independent consultant providing consulting services to technology companies. From September 1990 to August 1994, Mr. Bradley was Vice President Finance and Administration at Modatech Systems Inc., a company in the North American sales force automation marketplace. Mr. Bradley's past experience also includes serving as Regional Controller at Domtar Packaging, a national company involved in the manufacturing of corrugated containers. From February 1983 to January 1987, Mr. Bradley served as Manager of Finance and Administration at Mobile Data International Inc., a company that developed mobile data terminals that operated over radio frequency. Mr. Bradley is a Certified Management Accountant.

BRENT FORGERON, age 31, co-founded WelcomeTo Search Engine Inc. in October 1997 after completing graduate degrees in business from the British Columbia Institute of Technology. Since January 1999, he has served as Vice President Business Development and is responsible for developing the strategic media alliances the Company is now pursuing. From October 1997 to October 1998, Mr. Forgeron served as Vice President of WelcomeTo Search Engine Inc. with responsibility for strategic business relationships. From October 1998 to January 27, 1999, Mr. Forgeron served as President of WelcomeTo Search Engine Inc. guiding WelcomeTo financing, growth and development. From October 1998 to August 1999, Mr. Forgeron was a director of the Company. Mr. Forgeron ceased employment with the Company on September 5, 2000.

JIM MACKAY, age 57, joined the Company in April 2000 as Vice President Sales & Marketing based in Denver Colorado. Prior to joining the Company, Mr. Mackay worked for First Union Management Inc., from January 1995 to January 2000, a company specializing in parking management with locations throughout Canada and the US. During this period, he held the positions of Vice President US Parking Operations, Vice President Western Region Imperial Parking division and Vice President Western Canada Region Imperial Parking division. From 1982 to 1994 Mr. MacKay worked for the "The Jim Pattison Group" holding various positions with the Group such as President of the Out of Home Media Group, President of Seaboard Advertising Company and President & General Manager CJJR-FM and CKBD-AM radio stations. Mr. MacKay has an MBA from Hamilton University.

KEN SPENCER, age 56, and has served as Chairman and a director of the Company since August 3, 1999. In 1983, Mr. Spencer co-founded Creo Products, a company that manufactures complex, high-value equipment utilizing precision mechanics, digital design, lasers, optics and software for the printing industry. He served as CEO of Creo Products from 1985 to 1995, and as Chairman of the Creo Products Board of Directors from 1985 to 1996. Mr. Spencer remains a director of Creo Products. Mr. Spencer also serves as a director of De Novo Enzymes, a bio-technology company, Science World, a government organization that promotes science and technology throughout the province of British Columbia and the BC Institute of Technology and as Chairman of the Board of Spectrum Signal Processing, a position he has held since December, 1997.

BOB SMART, age 50, has served as a director since August 25, 1999. Mr. Smart has over 20 years of senior management experience in a variety of businesses. He currently is a Partner in the consulting firm of Radford & Smart, a position he has held since February 1999. From June 1998 to February 1999, he served as Executive Vice President and a director of Bargain Castle International Discount Centres Ltd., a wholesale and retail products liquidator. From December 1997 to June 1998, Mr. Smart served as President of Webcastsystems Inc., a software developer. From October 1996 to December 1997, he served as President of ActionView Advertising Ltd. an outdoor advertising media company. From October 1994 to October 1996 Mr. Smart served as Vice President Corporate Development of Imperial Ginseng Products Ltd., a grower and distributor of ginseng and ginseng products.

IAN THOMAS, age 54, has served as a director since August 25, 1999. In 1979, he founded Thomas Consultants Inc., which presently operates offices in Vancouver Canada and the Gold Coast Australia. Mr. Thomas serves as CEO of Thomas Consultants Inc. a position he has held since the company was founded. Thomas Consultants Inc. specializes in the planning and development of large-scale retail projects and undertakes strategic planning assignments for major national and international retailers, and currently works in over 30 countries. Mr. Thomas sits on the Board of Trustees of the International Council of Shopping Center's Education Foundation in New York, and was a director of Future Shop, North America's third largest electronics chain, a position he held from August 1993 to May 2000.

         Directors are elected annually by the Company's shareholders and hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified, unless they resign or cease to be directors in accordance with the Company's Articles of Incorporation and Bylaws. The Board of Directors meets periodically to review significant developments affecting the Company and to act on matters requiring Board approval. Although the Board of Directors delegates many matters to others, it reserves certain powers and functions to itself. The Company's Audit Committee is comprised of Ken Spencer, Bob Smart and Phil Dubois. The Audit Committee is directed to review the scope, costs and results of the independent audit of the Company's books and records, the results of the annual audit with management and the adequacy of the Company's accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; and to report to the Board of Directors, when so requested, on any accounting or financial matters. The Company's Compensation Committee is comprised of Ken Spencer, Ian Thomas and Ken Bradley. The role of this committee is to set executive compensation for the senior executives and administer the Options Plan for executive officers and employees.

         No director or executive officer is a party to any arrangement or understanding with any other person pursuant to which he was elected as a director or officer. No director or executive officer has any family relationship with any other officer or director.

         No officer or director has been involved in the past five years in any of the following: (1) bankruptcy proceedings; (2) subject to criminal proceedings or convicted of a criminal act; (3) subject to any order, or decree entered by any court limiting in any way his or her involvement in any type of business, securities or banking activities; or (4) subject to any order for violation of federal or state securities laws or commodities laws.

ITEM 10.  REMUNERATION OF DIRECTORS AND EXECUTIVE OFFICERS.

         As of June 30, 2001, the Company's executive officers consisted of Phil Dubois, President and CEO, Ken R. Bradley, Chief Operating Officer and CFO and Jim MacKay, Vice President Sales & Marketing.

         During the year ended June 30, 2001, salary compensation was paid to our executive officers. The following table contains information concerning compensation paid to named executive officers for the financial years ended June 30, 2001, June 30, 2000 and June 30, 1999.


                           SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                               -------------------------     -----------------------------------
                                                                     AWARDS             PAY-OUTS
                                                             -------------------------  --------
                                                  OTHER                    SECURITIES
                                                  ANNUAL     RESTRICTED      UNDER-                   ALL OTHER
                                                  COMPEN       STOCK          LYING                    COMPEN-
NAME AND                       SALARY    BONUS    SATION      AWARD(S)       OPTIONS      LTIP         SATION
PRINCIPAL POSITION      YEAR     ($)      ($)      ($)          ($)          SARS(#)     PAYOUTS        ($)
------------------      ----   ------    -----    ------     ----------    -----------   -------      ---------
Phil Dubois             2001   67,752     Nil      Nil          Nil            Nil         Nil          Nil
President & CEO         2000   48,629     Nil      Nil          Nil            Nil         Nil          Nil
                        1999   21,846     Nil      Nil          Nil            Nil         Nil          Nil

Ken Bradley             2001   67,752     Nil      Nil          Nil            Nil         Nil          Nil
COO & CFO               2000   48,629     Nil      Nil          Nil            Nil         Nil          Nil
                        1999   21,846     Nil      Nil          Nil            Nil         Nil          Nil

Brent Forgeron  (1)     2001   21,173     Nil      Nil          Nil            Nil         Nil          Nil
Vice President          2000   40,759     Nil      Nil          Nil            Nil         Nil          Nil
                        1999   32,769     Nil      Nil          Nil            Nil         Nil          Nil

Jim MacKay              2001   80,000     Nil      Nil          Nil            Nil         Nil          Nil
VP Sales &   (2)        2000   12,500     Nil      Nil          Nil          250,000       Nil          Nil
Marketing               1999     Nil      Nil      Nil          Nil            Nil         Nil          Nil


         Note (1) Mr. Forgeron ceased employment with the Company on September 5, 2000.

         Note (2) Mr. MacKay commenced employment with the Company on April 17, 2000.

STOCK OPTIONS

         The following stock purchase options were granted by the Company during the fiscal year ended June 30, 2001.

         On November 10, 2000, the Company granted 65,000 share purchase options for its common shares to certain of its employees. These share purchase options are exercisable until November 10, 2004 at an exercise price of $0.25 per common share. The share purchase options become exercisable as to one third of the option shares on each of the first, second, and third anniversaries of the date the share purchase options are granted, provided that the employee is employed by the Company on each such anniversary date. These share purchase options were granted under the Company's 1999 Stock Option Plan.

         On March 29, 2001, 90,000 share purchase options to acquire common shares were granted to certain employees. These share purchase options are exercisable until March 29, 2005 at an exercise price of $0.25 per common share. The share purchase options become exercisable as to one third of the option shares on each of the first, second, and third anniversaries of the date the share purchase options are granted, provided that the employee is employed by the Company on each such anniversary date. These share purchase options were granted under the Company's 1999 Stock Option Plan.

         On May 29, 2001, 60,000 share purchase options to acquire common shares were granted to an employee. These share purchase options are exercisable until May 29, 2005 at an exercise price of $0.25 per common share. The share purchase options become exercisable as to one third of the option shares on each of the first, second, and third anniversaries of the date the share purchase options are granted, provided that the employee is employed by the Company on each such anniversary date. The share purchase options were granted under the Company's 1999 Stock Option Plan.

         On June 14, 2001, 600,000 share purchase options to acquire common shares were granted to certain employees. These share purchase options are exercisable until June 14, 2004 at an exercise price of $0.25 per common share. The share purchase options become exercisable as to one third of the option shares on June 14, 2001 and one third on the, second, and third anniversaries of the date the share purchase options are granted, provided that the employee is employed by the Company on each such anniversary date. These share purchase options were granted under the Company's 1999 Stock Option Plan.

         On November 29, 2000, the Company granted 85,000 share purchase options to directors. These share purchase options are exercisable until November 30, 2003 at an exercise price of $0.25 per common share. These share purchase options are exercisable from November 29, 2001 to November 30, 2003.

         On December 8, 2000, the Company cancelled 490,000 stock options that were granted to certain employees in July 1999.

         As of June 30, 2001 no stock options have been granted to Mr. Phil Dubois President & Chief Executive Officer and Mr. Ken Bradley Chief Operating Officer & Chief Financial Officer. As of June 30, 2001, 250,000 options have been granted to Mr. Jim MacKay VP Sales & Marketing. These share purchase options were granted on May 15, 2000 at an exercise price of $0.25 per common share until May 15, 2004. The share purchase options become exercisable as to one third of the option shares on each of the first, second, and third anniversaries of the date the share purchase options are granted, provided that the employee is employed by the Company on each such anniversary date. The share purchase options were granted under the Company's 1999 Stock Option Plan.

         As of June 30, 2001, 1,900,000 stock options are outstanding as explained in Note 13(b) of the audited consolidated financials, which are enclosed.

         The following table summarizes information concerning options granted to named executive officers and directors for the financial year ended June 30, 2001:


                   OPTIONS / SAR GRANTS IN LAST FINANCIAL YEAR

                                INDIVIDUAL GRANTS

                              NUMBER OF        % OF TOTAL
                              SECURITIES       OPTIONS/SARS
                              UNDERLYING       GRANTED TO
                             OPTIONS/SARS      EMPLOYEES IN   EXERCISE OR BASE
            NAME              GRANTED          FISCAL YEAR      PRICE ($/SH)        EXPIRATION DATE
       --------------        ------------      ------------   ----------------      ---------------
       Phil Dubois (1)          Nil                 N/A               N/A                  N/A

       Ken Bradley (1)          Nil                 N/A               N/A                  N/A

       Brent Forgeron (1)       Nil                 N/A               N/A                  N/A

       Jim MacKay               Nil                 N/A               N/A                  N/A

       Ken Spencer             35,000              3.9% (2)          $0.25             11/30/2003

       Bob Smart               25,000              2.8% (2)          $0.25             11/30/2003

       Ian Thomas              25,000              2.8% (2)          $0.25             11/30/2003

      TOTAL GRANTED            85,000              9.5% (2)


         NOTE (1) there were no options granted by the Company to these specified executive officers during the year ended June 30, 2001.

         NOTE (2) the percentage of total options granted was based 900,000 options granted to employees and officers in the year ending June 30, 2001.

         The following is a summary of the share purchase options exercised by the Company's directors and officers during the financial year ended June 30, 2001:


                 AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
           FINANCIAL YEAR END AND FINANCIAL YEAR END OPTION/SAR VALUES

                                                                                               VALUE OF
                                                                   NO. OF SECURITIES          UNEXERCISED
                                                                 UNDERLYING UNEXERCISED      IN-THE-MONEY
                         COMMON SHARES                            OPTIONS AT FINANCIAL       OPTIONS/SARS
                          ACQUIRED ON      AGGREGATE VALUE            YEAR-END               AT FINANCIAL
      NAME                EXERCISE (#)       REALIZED ($)    EXERCISABLE   UNEXERCISABLE      YEAR-END ($)
  Phil Dubois (1)             Nil                 Nil             Nil            Nil              N/A

  Ken Bradley (1)             Nil                 Nil             Nil            Nil              N/A

  Brent Forgeron (1)          Nil                 Nil             Nil            Nil              N/A

  Ken Spencer                 Nil                 Nil           100,000         35,000            Nil

  Bob Smart                   Nil                 Nil            50,000         25,000            Nil

  Ian Thomas                  Nil                 Nil            50,000         25,000            Nil

  Jim MacKay                  Nil                 Nil            83,333        166,667            Nil

  TOTAL                       NIL                 NIL           283,333        251,667            NIL

         NOTE (1) There were no options granted by the Company to these specified executive officers noted during the year ended June 30, 2001.

         The following is a summary of long-term incentive plans granted to the Company's directors and officers and during the financial year ended June 30, 2001:

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                     NUMBER OF
                      SHARES,       PERFORMANCE
                     UNITS OR        OR OTHER
                      OTHER         PERIOD UNTIL
                      RIGHTS         MATURATION      THRESHOLD     TARGET      MAXIMUM
      NAME              #            OR PAY-OUT       ($ OR #)    ($ OR #)     ($ OR #)
-----------------    ---------      ------------     ---------    --------     --------
Phil Dubois(1)          Nil              Nil            Nil         Nil          Nil

Ken Bradley(1)          Nil              Nil            Nil         Nil          Nil

Brent Forgeron(1)       Nil              Nil            Nil         Nil          Nil

Ken Spencer             Nil              Nil            Nil         Nil          Nil

Bob Smart               Nil              Nil            Nil         Nil          Nil

Ian Thomas              Nil              Nil            Nil         Nil          Nil

Jim MacKay              Nil              Nil            Nil         Nil          Nil

Note: (1) There were no options granted by the Company to these specified executive officers during the year ended June 30, 2001.

DESCRIPTION OF 1999 STOCK OPTION PLAN

         The Company's 1999 Stock Option Plan (the "Stock Option Plan") was adopted by the Board of Directors and approved by the Company's shareholders on August 25, 1999. The purpose of the Plan is to reward the contributions made to the Company by employees, directors and consultants, to provide such persons with additional incentive to devote themselves to the future success of the Company, and to improve the ability of the Company to attract, retain and motivate individuals upon whom the Company's sustained growth and financial success depend. Pursuant to the Stock Option Plan, the Company may grant or issue stock options to directors, officers, advisors and employees of the Company or any other person or company engaged to provide ongoing services to the Company. The Company reserved on August 25, 1999, 2,000,000 shares under the stock option.

         The Board of Directors determines the terms and provisions of the stock options granted under the Stock Option Plan. The Stock Option Plan may be amended at any time by the Board of Directors, although certain amendments may require shareholder approval. On November 29, 2000, the Board of Directors amended the stock option plan to increase the number of common shares available for grant from 2,000,000 to 3,000,000 shares of common shares. This amendment was approved by the shareholders at the Annual Meeting of shareholders held on November 29, 2000 The Board of Directors may terminate the Stock Option Plan at any time.

COMPENSATION OF DIRECTORS

         The only compensation received for serving as Directors is the options granted to each director.

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

         On November 1, 2000, the Company increased compensation to $10,000 Canadian per month for both Mr. Dubois and Mr. Bradley.

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

         Either Mr. Dubois or Mr. Bradley may terminate his Consulting Agreement on three- (3) month's prior notice to the Company.

         On December 31, 2000, the consulting agreements with Phil Dubois and Ken Bradley were not renewed. Subsequently, on January 1, 2001, Mr. Dubois and Mr. Bradley became fulltime employees of the Company and each receives compensation of $10,000 Canadian per month.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of September 21, 2001 by (i) each of the Company's directors; (ii) each of the Company's named executive officers; and (iii) all directors and executive officers of the Company as a group; and (iv) each person (including any group) known to us to own more than five percent (5%) of any class of voting securities of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                              NAME AND ADDRESS OF        AMOUNT AND NATURE OF
TITLE OF CLASS                                  BENEFICIAL OWNER         BENEFICIAL OWNERSHIP        PERCENTAGE OF CLASS(8)
------------------------------------------  -----------------------      --------------------        ----------------------
Common Shares                               Phil Dubois                    3,063,050(1),(7)                13.0%(8)
                                            Suite 200
                                            1727 West Broadway
                                            Vancouver, BC V6J 4W6

Common Shares                               Ken Bradley                    3,103,050(2),(7)                13.1%(8)
                                            Suite 200
                                            1727 West Broadway
                                            Vancouver, BC V6J 4W6

Common Shares                               Brent Forgeron                   875,000(9)                     3.8%(8)
                                            23-1243 Thurlow Street
                                            Vancouver, BC V6E 1X4

Common Shares                               Ken Spencer                    1,975,480(3),(7)(10)             8.2%(8)
                                            Suite 200
                                            1727 West Broadway
                                            Vancouver BC V6J 4W6

Common Shares                               Jim MacKay                       250,000(4)                     1.1%(8)
                                            Suite 200
                                            1727 West Broadway
                                            Vancouver BC V6J 4W6

Common Shares                               Bob Smart                         75,000(5)                     0.3%(8)
                                            Suite 200
                                            1727 West Broadway
                                            Vancouver BC V6J 4W6

Common Shares                               Ian Thomas                        75,000(6)                     0.3%(8)
                                            Suite 200
                                            1727 West Broadway
                                            Vancouver BC V6J 4W6

ALL OFFICERS AND DIRECTORS AS A GROUP(7)                                   9,416,580                       37.1%(8)

(1) Includes 71,000 shares of common stock owned by Mr. Dubois's wife. Also includes 430,800 shares of common stock, which may be purchased pursuant to warrants granted by the Company.

(2) Includes 71,000 shares of common stock owned by Mr. Bradley's wife. Also includes 470,800 shares of common stock, which may be purchased pursuant to warrants granted by the Company.

(3) Includes 795,240 shares of common stock that may be purchased pursuant to warrants granted by the Company. These warrants were purchased by him from the Company in two private placements.

(4) Includes 250,000 shares of common stock, which may be purchased pursuant to options granted by the Company.

(5) Includes 75,000 shares of common stock, which may be purchased pursuant to options granted by the Company.

(6) Includes 75,000 shares of common stock which may be purchased pursuant to options granted by the Company

(7)      Certain of these shares are subject to transfer restrictions.

(8) The percentages in this table are based on a total number of outstanding common shares at September 21, 2001 of 23,143,898 plus it assumes the warrants or options granted to each director or executive officer has been 100% exercised by them. Therefore each executive officer or directors percentage has been adjusted by their specific option or warrants grants. If all the options and warrants granted to executive officers and directors were exercised the total outstanding common shares would be 25,374,938.

(9)      Mr. Forgeron ceased employment with the Company on September 5, 2000.

(10) Includes 135,000 shares of common stock, which may be purchased pursuant to options granted by the Company.

         Should Lee convert their $3,000,000 of convertible debenture to common stock of the Company it would own 15,425,156 common shares in the Company, which would represent a percentage ownership of 40.0%. This percentage ownership is based on outstanding shares of 38,469,054.

ITEM 12. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

GENERAL

         Pursuant to a share purchase agreement dated January 7, 1999, the shareholders of WelcomeTo sold their 100% interest in WelcomeTo to CityXpress.com for 8,510,000 shares in CityXpress.com which represented a controlling interest of approximately 62.5%. For accounting purposes this transaction was considered the recapitalization of WelcomeTo and the acquisition of CityXpress.com by WelcomeTo. For a more detailed description of this transaction see Item 1 "Description of Business - Corporate History".

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

         The following table details the number of shares issued to the following executive officers resulting from theses two purchase agreements:

     NAME            ACQUISITION DATE                COMPANY              NUMBER OF SHARES
--------------       ----------------          -------------------        ----------------
  Phil Dubois        January 27, 1999          Xceedx Technologies           2,561,250
  Ken Bradley        January 27, 1999          Xceedx Technologies           2,561,250
Brent Forgeron        January 7, 1999           WelcomeTo Search             1,130,000

         Except for (a) the issuance of shares of its stock to Mr. Forgeron pursuant to the Acquisition Agreement between WelcomeTo Search Engine, Inc. and the Company and the issuance of shares of its stock to Messrs. Dubois and Bradley pursuant to the Acquisition Agreement between Xceedx Technologies, Inc. and the Company, (b) the compensation described herein, and (c) advances to and by certain officers to cover expenses, all of which were reimbursed or repaid without interest, no director, executive officer, holder of ten percent of the Company's outstanding common stock, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of the Company, to the Company's knowledge, had a material interest either direct or indirect, in any particular transaction or series of transactions to which the Company or any subsidiary was a party, during the two fiscal years ended June 30, 2001 and June 30, 2000.

SHAREHOLDER LOANS

         The Company entered into additional unsecured shareholder loan agreements for $33,014 each with Mr. Phil Dubois, the Company's President & CEO and Mr. Ken Bradley, Chief Operating Officer & CFO. As of June 30, 2001, the installment and demand shareholder loans have various interest rates attached to them as detailed below:

                                                            ANNUAL INTEREST               OUTSTANDING
   NAME              LOAN DESCRIPTION                    RATE AT JUNE 30, 2001               AMOUNT
-----------     --------------------------         ---------------------------------      -----------
Phil Dubois     Loan payable equal monthly         Interest rate of 9.7%                    $115,769
                installments of $1,020

Phil Dubois     Loan payable on demand             CIBC Visa interest rate of 19.5%         $  2,669

Phil Dubois     Loan payable on demand             Scotia McLeod interest rate of           $ 16,680
                                                   9.5%

TOTAL
PHIL DUBOIS                                                                                 $135,118

Ken Bradley     Loan payable equal monthly         Interest rate of 9.7%                    $115,768
                installments of $1,020

Ken Bradley     Loan payable on demand             Interest rate of 4.5%                    $ 16,680


Ken Bradley     Loan payable on demand             TD Bank select line interest rate        $ 16,680
                                                   of 9.75%

TOTAL
KEN BRADLEY                                                                                 $149,128

TOTAL SHAREHOLDER LOANS                                                                     $284,246

EXECUTIVE OFFICER STOCK PURCHASE WARRANTS

         On June 13, 2000, the Company granted 541,600 stock purchase warrants to two of the Company's executive officers as consideration for their guarantee of the demand installment loan with the CIBC bank and for two shareholder loans totaling $168,600.

         On November 10, 2000, the Company granted additional 200,000 stock purchase warrants to two of the Company's executive officers as consideration for two shareholder loans to the Company totaling $83,400.

         On June 26, 2001, the Company granted 160,000 stock purchase warrants to two of the Company's executive officers as consideration for their additional two shareholder loans totaling $66,028.

         The details of the stock purchase warrants are listed below as of June 30, 2001:

                                           WARRANT PRICE       WARRANT           WARRANT EXPIRY
   NAME            WARRANT GRANT DATE           $US          GRANT AMOUNT             DATE
-----------        ------------------      -------------     ------------       -----------------
Phil Dubois         June 13, 2000              $0.25           270,800          June 13, 2002
Phil Dubois         November 10, 2000          $0.25            80,000          November 10, 2002
Phil Dubois         June 26, 2001              $0.25            80,000          June 26, 2003
Ken Bradley         June 13, 2000              $0.25           270,800          June 13, 2002
Ken Bradley         November 10, 2000          $0.25           120,000          November 10, 2002
Ken Bradley         June 26, 2001              $0.25            80,000          June 26, 2003

Total                                                          901,600

ITEM 13. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         During the year ended June 30, 2001, Form 4's for Mr. Dubois, Mr. Bradley, Mr., Forgeron, Mr. MacKay, Mr. Spencer, Mr. Smart and Mr. Thomas were not timely filed.

ITEM 14. REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the year ended June 30, 2001. On September 18, 2001, the Company filed a Form 8-K for the Amended Investment Agreement with Lee Enterprises dated July 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CityXpress.com Corp.


                             /s/  Ken Bradley
                       By
                          -----------------------------
                                  Ken Bradley
                          Chief Operating Officer & CFO

                       Date September 21, 2001



         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phil Dubois                     Director, President and CEO                      September 21, 2001
---------------------------

/s/ Ken Bradley                     Director, Chief Operating Officer & CFO          September 21, 2001
---------------------------

/s/ Ken Spencer                     Director (Ken Spencer)                           September 21, 2001
---------------------------

/s/ Bob Smart                       Director                                         September 21, 2001
---------------------------

/s/ Ian Thomas                      Director                                         September 21, 2001
---------------------------

                                    PART F/S

FINANCIAL STATEMENTS

         Audited Consolidated Financial Statements of Cityxpress.com corp. as at June 30, 2001.

Consolidated Financial Statements

CITYXPRESS.COM CORP.
(Expressed in U.S. dollars)
June 30, 2001

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
CITYXPRESS.COM CORP.

We have audited the accompanying consolidated balance sheets of CITYXPRESS.COM CORP. (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of loss, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CityXpress.com Corp. at June 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficiency. The Company is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /s/ ERNST & Young LLP

Vancouver, Canada,
August 23, 2001 (except for note 18[ii]
which is as of September 5, 2001).                         Chartered Accountants

CITYXPRESS.COM CORP.

                           CONSOLIDATED BALANCE SHEETS
          [See Nature of Operations and Basis of Presentation - Note 1]


As at June 30                                                               (Expressed in U.S. dollars)

                                                                             2001                 2000
                                                                               $                    $
                                                                          ----------           ----------
ASSETS [note 9]
CURRENT
Cash and cash equivalents                                                     32,274               38,963
Accounts receivable, net of allowance for doubtful accounts
     of $nil in 2001 and 2000 [note 4]                                        19,087               28,903
Other receivables                                                              7,192               26,220
Prepaid expenses and other                                                    23,647              159,557
                                                                          ----------           ----------
TOTAL CURRENT ASSETS                                                          82,200              253,643

Property and equipment, net [note 5]                                         199,178               67,348
eCommerce technology, net of amortization of $1,141,150 at
     June 30, 2001 and $668,950 at June 30, 2000 [note 7]                    275,334              747,534
                                                                          ----------           ----------
TOTAL ASSETS                                                                 556,712            1,068,525
                                                                          ----------           ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities [note 6]                            320,906              361,921
Demand instalment loan [note 9]                                              161,830              167,213
Stockholders' loans [note 10]                                                284,246              252,900
Deferred revenue                                                                 514                1,206
Current portion of obligations under capital leases [note 11]                 17,209                   --
                                                                          ----------           ----------
TOTAL CURRENT LIABILITIES                                                    784,705              783,240

Obligations under capital leases [note 11]                                    40,960                   --
Loans payable [note 7]                                                       290,000                   --
Convertible loan debentures [note 8]                                       1,500,000                   --
Deferred tax liability [note 14]                                              93,100              253,100
                                                                          ----------           ----------
TOTAL LIABILITIES                                                          2,708,765            1,036,340
                                                                          ----------           ----------
Commitments [note 12]

STOCKHOLDERS' EQUITY (DEFICIT)
Share capital [note 13]
     Common stock - $0.001 par value
         Authorized shares: 50,000,000
         Issued and outstanding: 23,043,898 at June 30, 2001 and
         23,008,098 at June 30, 2000                                          14,533               14,497
     Additional paid in capital                                            5,821,826            5,687,761
Accumulated other comprehensive income                                        19,625               19,625
Deficit                                                                   (8,008,037)          (5,689,698)
                                                                          ----------           ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (2,152,053)              32,185
                                                                          ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   556,712            1,068,525
                                                                          ==========           ==========

See accompanying notes

On behalf of the Board:


             Director                            Director
         /s/ Kim Bradley                     /s/ Phillip Dubois

CITYXPRESS.COM CORP.

                         CONSOLIDATED STATEMENTS OF LOSS
          [See Nature of Operations and Basis of Presentation - Note 1]

Years ended June 30                                                           (Expressed in U.S. dollars)

                                                                              2001                   2000
                                                                                $                      $
                                                                          ------------           ------------
REVENUE [note 4]
Advertising and promotional fees                                               136,791                 58,157
Editorial content fees                                                           4,957                     --
Training fees                                                                   43,670                 64,903
Custom development fees                                                         10,035                 10,060
                                                                          ------------           ------------
TOTAL REVENUES                                                                 195,453                133,120
Cost of sales                                                                  389,647                211,204
                                                                          ------------           ------------
GROSS LOSS                                                                    (194,194)               (78,084)

OPERATING EXPENSES
Sales and marketing                                                            505,969                309,751
Product development and technology [note 16]                                   348,765                662,832
Finance and administration                                                     833,930              1,024,065
Amortization of eCommerce technology                                           472,200                472,200
                                                                          ------------           ------------
                                                                             2,160,864              2,468,848
                                                                          ------------           ------------
Operating loss                                                              (2,355,058)            (2,546,932)
OTHER INCOME (EXPENSE)
     Loss on disposal of property and equipment                                   (423)                    --
     Interest expense                                                         (118,554)               (17,117)
     Interest and miscellaneous income                                             196                    668
     Foreign exchange gain (loss)                                               (4,500)                15,944
                                                                          ------------           ------------
Total other expense                                                           (123,281)                  (505)
                                                                          ------------           ------------
Loss before income taxes                                                    (2,478,339)            (2,547,437)
Deferred income tax recovery [note 14]                                         160,000                160,000
                                                                          ------------           ------------
NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR                                (2,318,339)            (2,387,437)
                                                                          ------------           ------------

NET LOSS PER COMMON SHARE [note 13[d]]
     Basic and diluted                                                           (0.10)                 (0.14)
                                                                          ------------           ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES [note 13[d]]
     Basic and diluted                                                      23,008,294             21,091,604
                                                                          ------------           ------------

See accompanying notes

CITYXPRESS.COM CORP.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) [See Nature of Operations and Basis of Presentation - Note 1]

                                                     (Expressed in U.S. dollars)


                                                                                    COMMON           COMMON            COMMON
                                                                       COMMON     STOCK TO BE      STOCK ISSUED      STOCK TO BE
                                                                        STOCK       ISSUED       AND OUTSTANDING       ISSUED
                                                                          #           #                 $                $
                                                                     ----------   -----------    ---------------     -----------
BALANCE AT JUNE 30, 1999                                             19,893,333     627,860           11,383           266,790
Shares issued pursuant to share subscriptions [note 13[a]]              177,860    (177,860)             178          (266,790)
Shares issued for services rendered [note 13[a]]                        450,000    (450,000)             450                --
Shares issued pursuant to private placement, net of share
     issue costs of $16,667 [note 13[a]]                              2,234,438          --            2,234                --
Shares issued for services rendered or to be rendered [note 13[a]]      252,467          --              252                --
Stock based compensation [notes 10[b] and 13[b]]                             --          --               --                --
Beneficial conversion feature [note 13[a]]                                   --          --               --                --
Net loss for the year                                                        --          --               --                --
                                                                     ----------    --------           ------          --------
BALANCE AT JUNE 30, 2000                                             23,008,098          --           14,497                --
                                                                     ==========    ========           ======          ========

Shares issued for services rendered [note 13[a]]                         35,800          --               36                --
Stock based compensation [notes 10[b] and 13[b]]                             --          --               --                --
Net loss for the year                                                        --          --               --                --
                                                                     ----------    --------           ------          --------
BALANCE AT JUNE 30, 2001                                             23,043,898          --           14,533                --
                                                                     ==========    ========           ======          ========


                                                                                   ACCUMULATED
                                                                     ADDITIONAL       OTHER                         TOTAL
                                                                       PAID IN    COMPREHENSIVE                 STOCKHOLDERS'
                                                                       CAPITAL        INCOME       DEFICIT     EQUITY (DEFICIT)
                                                                         $              $             $                $
                                                                     ----------   -------------   ----------   ----------------
BALANCE AT JUNE 30, 1999                                              3,282,029      19,625       (2,738,145)        841,682
Shares issued pursuant to share subscriptions [note 13[a]]              266,612          --               --              --
Shares issued for services rendered [note 13[a]]                           (450)         --               --              --
Shares issued pursuant to private placement, net of share
     issue costs of $16,667 [note 13[a]]                              1,007,268          --               --       1,009,502
Shares issued for services rendered or to be rendered [note 13[a]]      290,518          --               --         290,770
Stock based compensation [notes 10[b] and 13[b]]                        277,668          --               --         277,668
Beneficial conversion feature [note 13[a]]                              564,116          --         (564,116)             --
Net loss for the year                                                        --          --       (2,387,437)     (2,387,437)
                                                                     ----------      ------       ----------      ----------
BALANCE AT JUNE 30, 2000                                              5,687,761      19,625       (5,689,698)         32,185
                                                                     ==========      ======       ==========      ==========

Shares issued for services rendered [note 13[a]]                          8,914          --               --           8,950
Stock based compensation [notes 10[b] and 13[b]]                        125,151          --               --         125,151
Net loss for the year                                                        --          --       (2,318,339)     (2,318,339)
                                                                     ----------      ------       ----------      ----------
BALANCE AT JUNE 30, 2001                                              5,821,826      19,625       (8,008,037)     (2,152,053)
                                                                     ==========      ======       ==========      ==========

See accompanying notes

CITYXPRESS.COM CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         [See Nature of Operations and Basis of Presentation - Note 1]

Years ended June 30                                                              (Expressed in U.S. dollars)

                                                                                  2001                 2000
                                                                                   $                    $
                                                                               ----------           ----------
OPERATING ACTIVITIES
Net loss for the year                                                          (2,318,339)          (2,387,437)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Amortization                                                                 472,200              472,200
     Depreciation                                                                  75,014               44,741
     Loss on disposal of property and equipment                                       423                   --
     Shares issued for services rendered                                          217,971              152,055
     Deferred income tax recovery                                                (160,000)            (160,000)
     Stock based compensation                                                     125,151              277,668
     Unrealized foreign exchange (gain) loss                                        4,500              (15,944)
Changes in operating assets and liabilities:
     Accounts receivable                                                            9,816              (26,986)
     Other receivables                                                             19,028                1,213
     Prepaid expenses and other                                                   (73,111)              17,920
     Accounts payable and accrued liabilities                                     (41,015)              70,825
     Deferred revenue                                                                (692)              (4,984)
                                                                               ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                                          (1,669,054)          (1,558,729)
                                                                               ----------           ----------

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                                          910                   --
Purchase of property and equipment                                               (142,307)              (1,378)
                                                                               ----------           ----------
NET CASH USED IN INVESTING ACTIVITIES                                            (141,397)              (1,378)
                                                                               ----------           ----------

FINANCING ACTIVITIES
Proceeds from loans payable                                                       290,000                   --
Proceeds from convertible loan debentures                                       1,500,000                   --
Borrowings under bank indebtedness                                                     --               (7,999)
Proceeds from demand instalment loan                                                   --              169,057
Repayment of demand instalment loan                                                (5,383)             (74,548)
Repayments under capital leases                                                    (7,701)                  --
Proceeds from shareholders' loans                                                  66,028              252,900
Repayment of shareholders' loans                                                  (34,682)                  --
Proceeds from stock issued and to be issued, net of share issue costs                  --            1,009,502
                                                                               ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       1,808,262            1,348,912
                                                                               ----------           ----------
Effect of foreign exchange rate changes on cash                                    (4,500)              15,944

NET DECREASE IN CASH AND CASH EQUIVALENTS DURING THE YEAR                          (6,689)            (195,251)
Cash and cash equivalents, beginning of year                                       38,963              234,214
                                                                               ----------           ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                             32,274               38,963
                                                                               ==========           ==========

SUPPLEMENTAL DISCLOSURE
Interest paid                                                                      46,207               17,117
                                                                               ==========           ==========

See accompanying notes

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)


1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CityXpress.com Corp. ("Company") was incorporated under the laws of the State of Florida on January 7, 1999.

The Company has developed a suite of online products that provide newspapers with solutions through which they can defend and extend their position as the dominant means for local advertisers to promote themselves to local consumers. The Company's suite of proprietary products, delivered to the market as the online version of a newspaper Special Section, integrates niche editorial content with advertising and promotional tools that offer a newspaper's brand and traffic. The Company intends to build further alliances with media companies who own newspaper and television stations. The Company currently operates in only one industry segment and its marketing efforts are currently targeted to the North American market.

The Company's consolidated financial statements for the year ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $2,318,339 for the year ended June 30, 2001 and has a working capital deficiency of $702,505 and accumulated deficit of $8,008,037 at June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture fundings and through financing agreements with its clients. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)


2. SIGNIFICANT ACCOUNTING POLICIES

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

LEASES

Leases are classified as either capital or operating leases. Leases which transfer substantially all the benefits and risks of ownership of the property to the Company are accounted for as capital leases. Capital lease obligations reflect the present value of future lease payments, discounted at the appropriate interest rate.

All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life of the assets as follows:

         Computer equipment and software              3 years
         Office furniture and equipment               5 years
         Product development costs                    3 years
         Leasehold improvements                       Lease term

Computer equipment acquired under capital leases is also depreciated on a straight-line basis over the shorter of the lease term and the estimated useful life on the asset.

PRODUCT DEVELOPMENT COSTS

Product development costs incurred after technological feasibility of a product is established are capitalized.

ECOMMERCE TECHNOLOGY

eCommerce technology arose as part of the acquisition of Xceedx Technologies Inc. and is being amortized on a straight-line basis over its useful life, which is 36 months.

WEBSITE DEVELOPMENT COSTS

Website development costs are charged to expense as incurred unless the development costs meet the criteria under generally accepted accounting principles for deferral and amortization. The Company has not deferred any website development costs to date.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company monitors the recoverability of long-lived assets, including capital and intangible assets, based upon estimates using factors such as future asset utilization, business climate and future non-discounted cash flows expected to result from the use of the related assets or to be realized on sale. The Company's policy is to write down assets to their fair value in the year when it is likely that the carrying amount of the asset will not be recovered.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)


2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

FOREIGN CURRENCY TRANSLATION

Through March 31, 2000, the functional currency of the Company was the Canadian dollar, while the reporting currency in the consolidated financial statements was the U.S. dollar. Consolidated asset and liability accounts were translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Consolidated revenue and expense amounts were translated at the average exchange rate for the period. Gains or losses resulting from this process were recorded in stockholders' equity as an adjustment to accumulated other comprehensive income.

Effective April 1, 2000, the functional currency of the Company and its subsidiaries changed to the U.S. dollar. Accordingly, for the Canadian subsidiaries, monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing at the historic rate. Revenue and expenses are translated at the average exchange rate for the year. Gains or losses arising on this foreign currency translation are recorded in income.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

REVENUE RECOGNITION

The Company enters into sales contracts that may encompass multiple elements, including advertising and promotional fees, editorial content fees, training fees and custom development fees. The total fee for a multiple element arrangement is allocated to each element based upon objective evidence of the fair value of each element. Fair value is established through the Company's policy to charge customers the same price as when the element is sold separately. Advertising and promotional, and editorial content fees are recognized monthly as the services are performed. Custom development fees are recognized when the client's web site is activated for the world wide web, at which time the Company retains no material conditions or obligations to the customer. Training fees are recognized as the services are performed.

Cash received in advance of services rendered is recorded as deferred revenue.

GOVERNMENT GRANTS

Government grants towards current expenditures are applied to reduce product development and technology expenditures when there is reasonable assurance the Company has complied with all conditions necessary to receive the grants and collectibility is reasonably assured.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $145,532 in the year ended June 30, 2001 [2000 - $192,042].

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

LOSS PER COMMON SHARE

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed giving effect to all potential dilutive options and warrants that were outstanding during the year. For the years ended June 30, 2001 and 2000, all outstanding options and warrants were anti-dilutive.

COMPREHENSIVE LOSS

Comprehensive loss includes all changes in stockholders' equity (deficit) during the year except those resulting from capital transactions. Accumulated other comprehensive income represents foreign currency translation adjustments for all years presented.

RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) which requires that goodwill and indefinite lived intangible assets no longer be amortized to earnings, but instead be reviewed for impairment. The provisions of SFAS 142 are effective for its fiscal year beginning July 1, 2002. The Company has not determined the impact of SFAS 142, if any, on the consolidated financial statements.


3. FINANCIAL INSTRUMENTS

Amounts reported for cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, and stockholders' loans approximate their fair values due to the relatively short term nature or demand nature of the instruments. The carrying value of the demand instalment loan, loans payable, loan debentures and obligations under capital leases approximate fair value due to variable interest rates being charged on outstanding balances.

CITYXPRESS.COM CORP.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



4. CREDIT RISK AND OTHER

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within range of management's expectations.

For the year ended June 30, 2001, approximately 90% of the Company's total revenues were generated through sales to Lee Enterprises Incorporated [2000 - 89%]. At June 30, 2001, approximately 73% of the Company's accounts receivable balance was due from this customer [2000 - 87%].

The Company currently licenses the business listing content for its regional business directory under an annual license agreement. Failure of the licensor to renew this license agreement on favourable terms or on a timely basis could result in adverse consequences.

5. PROPERTY AND EQUIPMENT

                                                2001                              2000
                                     ------------------------------      --------------------------
                                                      ACCUMULATED                      ACCUMULATED
                                       COST           DEPRECIATION        COST         DEPRECIATION
                                         $                 $                $                $
                                     -------          -------------      -------       ------------
Computer equipment and software      157,780             114,458         127,510           69,207
Computer equipment under capital
   leases                             65,870               9,497              --               --
Office furniture and equipment        18,458               4,105           6,078            1,961
Product development costs             98,322              16,387              --               --
Leasehold improvements                 7,692               4,497           7,692            2,764
                                     -------             -------         -------           ------
                                     348,122             148,944         141,280           73,932
                                     -------             -------         -------           ------
NET BOOK VALUE                                199,178                             67,348
                                              =======                             ======

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                           2001               2000
                                             $                  $
                                          -------            -------
Trade accounts payable                    183,941            314,311
Accrued interest                           72,347                 --
Accrued vacation                           39,680             13,890
Accrued liabilities                        24,938             33,720
                                          -------            -------
                                          320,906            361,921
                                          =======            =======

7. LOANS PAYABLE

On August 16, 2000, the Company entered into a Loan and Security Agreement with Lee Enterprises Incorporated (Lee). Under this agreement, the Company received $290,000 in funding in the form of promissory notes that bear interest at the monthly Wall Street Journal rate, as detailed below:

                                                                              WEIGHTED AVERAGE
                                                                                  EFFECTIVE
                                                                              INTEREST RATE (%)
                                                                             FOR THE YEAR ENDED
 LOAN DATE                        AMOUNT $             MATURITY DATE            JUNE 30, 2001
 ---------                        --------             -------------         ------------------
 August 17, 2000                   125,000            October 31, 2002              9.00
 August 28, 2000                   125,000            October 31, 2002              9.00
 September 19, 2000                 40,000            October 31, 2002              9.00
                                   -------
                                   290,000
                                   =======

Pursuant to an Investment Agreement [note 8], the maturity dates of these loans payable were extended from November 17, 2000, November 28, 2000 and December 19, 2000 respectively, to October 31, 2002. Interest payable on these loans is payable on demand.

In conjunction with these agreements, the Company entered into a Collateral License Agreement and Escrow Agreement covering the licensing of the Company's software to Lee in the event of a default pursuant to the loan and security agreement. Interest for the year ended June 30, 2001 on these loans amounted to $20,838.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



8. CONVERTIBLE LOAN DEBENTURES

On November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated (Lee) whereby Lee provided funding of $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture consists of a series of six debentures of $250,000 that were received by the Company during the year ended June 30, 2001. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share. At June 30, 2001, the Company has reserved 6,902,429 common shares for issuance. If Lee does not convert the debenture into common shares, the Company will be required to repay the $1,500,000 loan on October 31, 2003. The Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of June 30, 2001, the Company is in compliance with the covenants in the Investment Agreement. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the year ended June 30, 2001 was 8%. Lee also has the option to convert the interest due into the Company's common shares at the fair market value on the date of conversion. The Investment Agreement includes a Registration Rights Agreement providing Lee the ability to require the Company to register the shares issuable under the Investment Agreement based on certain conditions. The Company may not issue shares of its common stock, warrants options or other securities convertible into common stock at a price less than $0.2173 during the term of the Investment Agreement. Interest for the year ended June 30, 2001 on these debentures amounted to $51,509.

These debentures rank subordinate to the demand instalment loan [note 9], loans payable [note 8] and shareholders' loans totaling $218,218 [note 10].

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



9. DEMAND INSTALMENT LOAN

The Company has a demand instalment loan of $169,687 that bears interest at the bank's prime rate plus 1% and is repayable in equal monthly principal and interest instalments of $1,619 through February 2015, unless the loan is called on demand by the bank.

Annual principal repayments for this loan for the years succeeding June 30, 2001 are:

                                                     $
                                                  -------
2002                                                7,312
2003                                                8,529
2004                                                9,167
2005                                                9,854
2006                                               10,594
Thereafter                                        116,374
                                                  -------
                                                  161,830
                                                  =======

The loan is collateralized by a general security agreement on substantially all of the Company's assets, a collateral mortgage security for $168,600 (Cdn. $250,000) providing the bank a first security interest in the personal property of two of the Company's officers, personal guarantees from two of the Company's officers [note 10[b]] and the assignment of a life insurance policy on the Company's president.

At June 30, 2001, the bank prime's rate was 6.25% [2000 - 7.50%].

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



10.  RELATED PARTY TRANSACTIONS

[A]  STOCKHOLDERS' LOANS

At June 30, 2001, the Company has several unsecured stockholder loans denominated in Canadian dollars outstanding with the Company's chief executive officer and chief financial officer. The stockholders' loans, all of which are without stated terms of repayment unless otherwise stated, are payable on demand.

                                                                         ANNUAL
                                                                        INTEREST        BALANCE OUTSTANDING
                                                                         RATE AT             AT JUNE 30,
                                                                      JUNE 30, 2001    2001              2000
                                                                            %            $                 $
                                                                      -------------   -------          -------
Loans payable bearing interest at 9.7% and repayable in
   equal monthly principal and interest instalments of $2,040
   through January 2011 [note 10[b][i]]                                    9.70       231,537          168,600
Loan payable bearing interest at the CIBC Visa monthly
   interest rate [note 10[b][ii]]                                         19.50         2,669           16,860
Loan payable bearing interest at the Scotia McLeod monthly
   interest rate [note 10[b][ii]]                                          9.50        16,680           16,860
Loan payable bearing interest at 4.5% per annum
   [note 10[b][ii]]                                                        4.50        16,680           33,720
Loan payable bearing interest at Toronto Dominion Bank
   monthly TD Select Line rate [note 10[b][ii]]                            9.75        16,680           16,860
                                                                          -----       -------          -------
                                                                                      284,246          252,900
                                                                                      =======          =======

Interest incurred on the loans amounted to $22,270 for the year ended June 30, 2001 [2000 - $2,874].

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



10.    RELATED PARTY TRANSACTIONS (CONT'D.)

[B]    OTHER

[i] On June 13, 2000, the Company granted 541,600 warrants to two of the Company's officers, as consideration for their guarantee of the demand instalment loan [note 9] and as consideration for stockholders' loans totaling $168,600 that were made to the Company during the year ended June 30, 2000 [note 10[a]]. Each warrant is exercisable into one common share of the Company at a price of $0.25 per share through June 13, 2002 [note 13[c]]. The estimated fair value of these warrants at the date of issuance of $48,744 was recorded as an expense in the consolidated statement of loss for the year ended June 30, 2000. The Black Scholes option pricing model was used to value the warrants with the following assumptions: no dividend yield; risk-free interest rate of 6.0%; expected volatility of 1.09; and an expected life of 1.5 years.

[ii] On November 10, 2000, the Company granted 200,000 warrants to two of the Company's officers, as consideration for their guarantee of the demand instalment loan [note 9] and as consideration for stockholders' loans totaling $84,300 that were made to the Company during the year ended June 30, 2000 [note 10[a]]. Each warrant is exercisable into one common share of the Company at a price of $0.25 per share through November 10, 2002 [note 13[c]]. The estimated fair value of these warrants at the date of issuance of $14,000 was recorded as an expense in the consolidated statement of loss for the year ended June 30, 2001. The Black Scholes option pricing model was used to value the warrants with the following assumptions: no dividend yield; risk-free interest rate of 6.0%; expected volatility of 1.54; and an expected life of 2.0 years.

[iii] On June 26, 2001, the Company granted 160,000 warrants to two of the Company's officers, as consideration for stockholders' loans totaling $66,028 that were made to the Company during the year ended June 30, 2001 [note 10[a]]. Each warrant is exercisable into one common share of the Company at a price of $0.25 per share through June 26, 2003 [note 13[c]]. The estimated fair value of these warrants at the date of issuance of $3,200 was recorded as an expense in the consolidated statement of loss for the year ended June 30, 2001. The Black Scholes option pricing model was used to value the warrants with the following assumptions: no dividend yield; risk-free interest rate of 5.0%; expected volatility of 1.40; and an expected life of 2.0 years.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



11. OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain of its computer equipment under capital leases through fiscal year 2005. The future minimum lease payments required under capital leases as at June 30, 2001 are as follows:

                                                                                 $
                                                                              -------
2002                                                                           27,739
2003                                                                           27,739
2004                                                                           21,310
2005                                                                              628
                                                                              -------
Total minimum lease payments                                                   77,416
Less: amount representing interest                                            (19,247)
                                                                              -------
Present value of minimum lease payments                                        58,169
Less: current portion of obligations under capital leases                     (17,209)
                                                                              -------
Long-term portion of obligations under capital leases                          40,960
                                                                              =======

12. COMMITMENTS

The Company leases its building premises and certain office equipment under operating leases expiring through fiscal year 2006. Future minimum lease commitments under these leases are as follows:

                                                                   OPERATING
                                                                    LEASES
                                                                       $
                                                                   ---------
2002                                                                152,782
2003                                                                101,482
2004                                                                 14,795
2005                                                                  4,696
2006                                                                    848
                                                                    -------
Total future minimum lease payments                                 274,603
                                                                    =======


Rent expense for the year ended June 30, 2001 amounted to approximately $106,841 [2000 - $86,402].

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



13. SHARE CAPITAL

[A] COMMON STOCK

In August 1999, the Company issued 450,000 common shares at $0.50 (Cdn $0.74) per share as finders fee costs of $225,000 related to the reverse acquisition of the Company that occurred in January 1999.

In August 1999, the Company issued 177,860 common shares at $1.50 per share, for $266,790, net of financing commissions payable. The net cash proceeds were received prior to June 30, 1999. Each common share issued has an attached warrant which entitles the holder to acquire one common share for $1.50 each for a one year period, and $2.00 each after one year. The warrants expired unexercised on June 10, 2001.

On August 15, 1999, the Company issued 100,000 units to a vendor for marketing and advertising services. Each unit comprised one common share and one warrant entitling the vendor to acquire one common share for $1.50 each for a one year period, and $2.00 each after one year [note 13[c]]. On May 18, 2000, the Company issued an additional 140,000 units to this vendor for marketing and advertising services. Each unit comprised one common share and one warrant entitling the vendor to acquire one common share for $.25 each for a one year period, and $.75 each after one year. In March 2001, the Company reduced the second year warrant price from $0.75 to $0.25 [note 13[c]]. The Company has recorded, in additional paid in capital, the units issued at their fair value of $281,200. Of this amount, approximately $142,500 has been recorded as an expense in the consolidated statement of loss for the year ended June 30, 2000 and the remainder was recorded as a prepaid expense and amortized over the period the services were rendered during the year ended June 30, 2001. The Black Scholes option pricing model was used to value the warrants with the following assumptions: no dividend yield; risk free interest rate of 6.0%; expected volatility of 1.09; and an expected life of 1.5 years.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



13. SHARE CAPITAL (CONT'D.)

[A] COMMON STOCK (CONT'D.)

In October and December 1999, the Company issued 99,521 common shares and warrants to acquire 99,521 common shares for cash proceeds of $136,069. Each common share has one attached warrant which entitles the holder to acquire one common share for exercise prices of $1.25 to $1.50 during the first year and $1.75 to $2.00 during the second year. Pursuant to the subscription agreements, if at any time until March 31, 2000 the Company issued common shares at a share price of less than the subscription price paid by the investors, then additional common shares and warrants would be issued, such that the effective issue price of the common shares issued is equal to the lower price paid. In January 2000, the Company issued an additional 172,617 common shares for no additional consideration, pursuant to this subscription agreement. In addition, the number of warrants granted was increased by 172,617 to 272,138 and the exercise price decreased to $.50 during the first year and $0.75 during the second year. In March 2001, the Company reduced the second year warrant price from $0.75 to $0.25 [note 13[c]].

In March 2000, the Company issued 12,467 common shares at $.77 per share to a vendor for marketing services with a fair market value of $9,570.

During the year ended June 30, 2000, the Company issued 1,962,300 units for cash proceeds of $890,100 before share issue costs of $16,667. Each unit comprised one common share and one warrant entitling the holder to acquire one common share [note 13[c]]. The proceeds have been allocated to the common shares and the warrants based on their relative fair values. A beneficial conversion feature on the units of $564,116 was charged to the deficit.

On June 29, 2001, the Company issued 35,800 common shares at $0.25 per share to a vendor for public relations services with a fair market value of $8,950.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



13. SHARE CAPITAL (CONT'D.)

[B] STOCK OPTIONS

On August 25, 1999, and as amended on November 29, 2000 the Board of Directors approved the creation of the Corporate Stock Option Plan ("Plan") pursuant to which the Company has reserved 3,000,000 [2000 - 2,000,000] shares of common stock. The term and vesting period of options are determined by the directors at the date of grant. The majority of the options granted to date are exercisable over a four year period and vest on a cumulative basis at 1/3 per year.

In July 1999, subject to the Board approval of the Plan, the Company granted 675,000 stock options to employees below the fair market value of the underlying common shares on the date of grant. Compensation expense of $228,924, calculated based on the intrinsic value method, has been recorded in the consolidated statement of loss for the year ended June 30, 2000. On December 8, 2000, the Company cancelled the remaining 490,000 unforfeited stock options and recorded the remaining unvested compensation expense of $107,951 in the consolidated statement of loss for the year ended June 30, 2001. On June 14, 2001, 490,000 stock options were granted with an exercise price of $0.25, which was greater than the then-market price of the Company's common stock and a vesting schedule as follows: 1/3 immediate vesting at date of grant and 1/3 vesting each year thereafter for two years.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



13. SHARE CAPITAL (CONT'D.)

Stock option transactions for the years ended June 30, 2001 and 2000 are summarized below:

                                                                        OUTSTANDING OPTIONS
                                                  SHARES          -------------------------------
                                                AVAILABLE                        WEIGHTED AVERAGE
                                               UNDER OPTION        SHARES         EXERCISE PRICE
                                                     #                #                  $
                                               ------------       ---------      ----------------
 BALANCE, JUNE 30, 1999                                 --               --              --
 Reserve shares                                  2,000,000               --              --
 Granted, July 13, 1999                           (675,000)         675,000            1.50
          May 15, 2000                            (872,500)         872,500            0.25
          June 27, 2000                           (200,000)         200,000            0.25
 Forfeited                                         110,000         (110,000)           1.50
                                                 ---------        ---------            ----
 BALANCE, JUNE 30, 2000                            362,500        1,637,500            0.68
 Reserve shares                                  1,000,000               --              --
 Granted, November 10, 2000                        (65,000)          65,000            0.25
          November 29, 2000                        (85,000)          85,000            0.25
          March 29, 2001                           (90,000)          90,000            0.25
          May 29, 2001                             (60,000)          60,000            0.25
          June 14, 2001                           (600,000)         600,000            0.25
 Forfeited                                         147,500         (147,500)           0.89
 Cancelled                                         490,000         (490,000)           1.50
                                                 ---------        ---------            ----
 BALANCE, JUNE 30, 2001                          1,100,000        1,900,000            0.25
                                                 =========        =========            ====


The following table summarizes information about stock options that are outstanding at June 30, 2001:

                                                                       OPTIONS EXERCISABLE
                                      OPTIONS OUTSTANDING     ---------------------------------
                         NUMBER            WEIGHTED-              NUMBER          WEIGHTED-
     EXERCISE        OUTSTANDING AT         AVERAGE           OUTSTANDING AT       AVERAGE
      PRICE           JUNE 30, 2001        REMAINING          JUNE 30, 2001     EXERCISE PRICE
         $                  #           CONTRACTUAL LIFE             #                 $
     --------        --------------   -------------------     --------------    --------------
       0.25            1,900,000             2.99                666,667            0.25

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



13. SHARE CAPITAL (CONT'D.)

[B] STOCK OPTIONS (CONT'D.)

The weighted average fair value of options granted during the year ended June 30 was as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                       OPTIONS             FAIR VALUE
                                                          #                     $
                                                      ---------            ----------
2001

Exercise price:
   Greater than fair market value                       900,000               0.07
                                                      ---------               ----
                                                        900,000               0.07
                                                      =========               ====

2000

Exercise price:
   Equal to fair market value                         1,072,500               0.19
   Less than fair market value                          675,000               2.21
                                                      ---------               ----
                                                      1,747,500               0.97
                                                      =========               ====


Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard ("SFAS") No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option granted during the year was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions: risk free interest rates of 5% [2000 - 6%]; dividend yields of nil; volatility factors of the expected market price of the Company's common stock of
1.39 [2000 - 1.09] and a weighted average expected life of the option of 2.99 years [2000 - 3.8 years].

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



13. SHARE CAPITAL (CONT'D.)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information for the year ended June 30, is as follows:

                                                                       2001               2000
                                                                         $                  $
                                                                    ----------         ----------
Net loss                                           As reported      (2,318,339)        (2,387,437)
Beneficial conversion feature [note 13[a]]         As reported              --           (564,116)
APB 25 compensation expense                        As recorded         107,951            228,924
SFAS 123 compensation expense                      Pro forma          (497,523)          (788,645)
                                                                    ----------         ----------
Pro forma net loss attributable to common
   stockholders                                    Pro forma        (2,707,911)        (3,511,274)
                                                                    ----------         ----------
Weighted average number of common shares
   outstanding                                                      23,008,294         21,091,604
                                                                    ==========         ==========

Pro forma net loss per common share:
   Basic and diluted                               Pro forma            (0.12)             (0.17)
                                                                    ==========         ==========

[C]   WARRANTS

The following represents a summary of warrants outstanding at June 30, 2001:

                                                           OUTSTANDING WARRANTS
                                      --------------------------------------------------------------
                                       SHARES          EXERCISE PRICE
GRANT DATE                                #                   $                       EXPIRY DATE
                                      ---------        --------------                ---------------
July 14, 1999                            45,260              0.25                      July 14, 2001
August 15, 1999                         100,000              0.25                    August 15, 2001
September 30, 1999                      465,800              0.25                 September 30, 2001
October 13, 1999                        132,138              0.25                   October 13, 2001
December 10, 1999                       408,000              0.25                  December 10, 2001
January 18, 2000                        138,000              0.25                   January 18, 2002
January 31, 2000                        500,000              0.25                   January 31, 2002
May 1, 2000                             405,240              0.25                        May 1, 2002
May 18, 2000                            280,000              0.25                       May 18, 2002
June 13, 2000                           541,600              0.25                      June 13, 2002
November 10, 2000                       200,000              0.25                  November 10, 2002
June 26, 2001                           160,000              0.25                      June 26, 2003
                                      ---------
BALANCE, JUNE 30, 2001                3,376,038
                                      =========

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



13. SHARE CAPITAL (CONT'D.)

On March 29, 2001, the Company re-priced outstanding warrants issued in connection with private placements between June 10, 1999 and May 18, 2000. A total of 2,830,158 warrants with a second year warrant price ranging from $0.75 to $2.00 have been re-priced to $0.25, of which 177,860 expired unexercised during the year ended June 30, 2001.

[D] LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                       2001               2000
                                                                        $                  $
                                                                    ----------         ----------
NUMERATOR
Net loss for the year                                               (2,318,339)        (2,387,437)
   Beneficial conversion feature [note 13[a]]                               --           (564,116)
                                                                    ----------         ----------
Net loss attributable to common shareholders                        (2,318,339)        (2,951,553)

DENOMINATOR
Weighted average number of common shares outstanding                23,008,294         21,091,604

Basic and diluted loss per common share                                  (0.10)             (0.14)
                                                                    ==========         ==========

For the years ended June 30, 2001 and 2000, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per common share as their effect would be anti-dilutive.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



14. INCOME TAXES

The Company is subject to United States Federal Taxes at an approximate rate of 34%. It is also subject to Canadian Federal and British Columbia provincial taxes of approximately 45%. No current provision or benefit for income taxes has been recorded for the years ended June 30, 2001 or 2000 as the Company has incurred operating losses and has no carryback potential.

The Company's deferred income tax recovery for the year ended June 30 comprises:

                                                                        2001               2000
                                                                          $                  $
                                                                      --------           --------
United States                                                         (160,000)          (160,000)
Canada                                                                      --                 --
                                                                      --------           --------
                                                                      (160,000)          (160,000)
                                                                      ========           ========


The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the years ended June 30 is:

                                                                        2001               2000
                                                                          $                  $
                                                                      --------           --------
Tax at U.S. statutory rates                                           (842,000)          (812,000)
Higher effective income taxes of other country                        (197,000)          (210,000)
Deferred tax assets not recognized for accounting purposes             151,000            467,000
Tax losses not recognized for accounting purposes                      606,000            286,000
Non-deductible expenses                                                134,000            139,000
Other                                                                  (12,000)           (30,000)
                                                                      --------           --------
Income tax recovery                                                   (160,000)          (160,000)
                                                                      ========           ========

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



14. INCOME TAXES (CONT'D.)

Net deferred tax assets (liabilities) consist of the following at June 30:

                                                                       2001               2000
                                                                         $                  $
                                                                    ----------         ----------
DEFERRED TAX ASSETS
Loss carryforwards                                                   1,665,000          1,059,000
Tax value in excess of book value                                      613,000            613,000
Valuation allowance for future tax assets                           (2,278,000)        (1,672,000)
                                                                    ----------         ----------
Net deferred tax assets                                                     --                 --
                                                                    ----------         ----------

DEFERRED TAX LIABILITY
Excess book versus tax difference on eCommerce technology              (93,100)          (253,100)
                                                                    ==========         ==========


The tax losses expire as follows:

                                                                                            $
                                                                                       ----------
CANADIAN
2005                                                                                      170,000
2006                                                                                    1,360,000
2007                                                                                      842,000
2008                                                                                    1,360,000
                                                                                       ----------
                                                                                        3,732,000
                                                                                       ==========

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



15. SEGMENT INFORMATION

Predominantly all of the Company's assets and employees are located in Canada for the years presented. The following table represents total revenues based on the location of the customer:

                                                                        2001               2000
                                                                          $                  $
                                                                       -------            -------
U.S.A.                                                                 185,466            121,992
Canada                                                                   9,987             11,128
                                                                       -------            -------
Total revenues                                                         195,453            133,120
                                                                       =======            =======


16. PRODUCT DEVELOPMENT AND TECHNOLOGY

Government grants of $32,412 for the year ended June 30, 2001 [2000 - $23,776] have been applied to reduce product development and technology expenditures in the consolidated statement of loss.


17.   COMPARATIVE FIGURES

Certain comparative figures have been reclassified from statements previously presented to conform to the presentation adopted in the current year.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

June 30, 2001 and 2000                               (Expressed in U.S. dollars)



18.    SUBSEQUENT EVENTS

[i] Subsequent to June 30, 2001, 45,260 warrants with an exercise price of $0.25 expired unexercised.

[ii] On July 30, 2001, the Company amended the Investment Agreement dated November 1, 2000 [note 8] with Lee Enterprises Incorporated (Lee) whereby Lee would provide additional funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture. This would result in a total investment by Lee of $3,000,000 if all debentures were funded. The additional $1,500,000 subordinated convertible debenture would consist of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of twelve debentures (debentures "G-R") ranging in value from $50,000 to $310,000 each that would be funded during the period from August 10, 2001 to July 1, 2002. The Company received $310,000 under the series "G" debenture through August 14, 2001 and $200,000 under the Series H debenture on September 5, 2001. The Amended Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.176. Should Lee convert both investments of $3,000,000 it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the second debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. The Amended Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of June 30, 2001, the Company is in compliance with all the covenants in the Investment Agreement. Each Series "G-R" subordinated convertible debenture for the second investment of $1,500,000 bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture can be repaid or converted into shares of the Company's common stock at fair market value on the date of conversion at the option of Lee. In conjunction with the Amended Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement [note 7] and the Collateral License Agreement and the Registration Rights Agreement to reflect the Series G-R debentures.

[iii] In July 2001, the Company issued 100,000 shares of its common stock at a price of $0.25 per share upon the exercise of 100,000 warrants. These common shares were issued as settlement for accounts payable of $25,000.

                                PART III EXHIBITS

         The following Exhibits are filed herewith. The Company shall furnish copies of Exhibits for a reasonable fee covering the expenses of furnishing copies upon request.

Exhibit
Number      Description
------      -----------
10.1.       Promissory Note with Ken Bradley for $50,000 Canadian funds dated June 26, 2001.

10.2        Promissory Note with Phil Dubois for $50,000 Canadian funds dated June 26, 2001.

         The following Exhibits are incorporated by reference to Exhibits previously filed with the Commission. The Company shall furnish copies of Exhibits for a reasonable fee covering the expenses of furnishing copies upon request.

Exhibit
Number                              Description
-------                             -----------
3 (i)       Articles of Incorporation of Wicked Wings of Buffalo Inc. effective January
            15,1981. Incorporated by reference to Exhibit 1 to the Company's Form 10SB.

3 (i)       Articles of amendment of Wicked Wings of Buffalo Inc. effective August 3, 1998.
            Incorporated by reference to Exhibit 2 to the Company's Form 10SB.

3.(i)       Articles of name change from Wicked Wings of Buffalo to WelcomeTo Search Engine,
            Inc. effective January 7, 1999. Incorporated by reference to Exhibit 3 to the
            Company's Form 10SB.

3.(i)       Articles of name change from WelcomeTo Search Engine, Inc. to CityXpress.com Corp.
            effective August 25, 1999. Incorporated by reference to Exhibit 4 to the Company's
            Form 10SB.

3.(ii)      Bylaws of CityXpress.com Corp. Incorporated by reference to Exhibit 5 to the
            Company's Form 10SB.

10.3        Acquisition Agreement by and between WelcomeTo Search Engine, Inc. and Xceedx
            Technologies Inc. dated January 27, 1999. Incorporated by reference to Exhibit 6 to the Company's Form 10SB.

10.4        Acquisition Agreement by and between WelcomeTo Search Engine, Inc. and WelcomeTo
            Search Engine Inc. dated January 7, 1999. Incorporated by reference to Exhibit 7 to the Company's Form 10SB.

10.5        Pooling Agreement by and between The Shareholders of WelcomeTo Search Engine, Inc.
            listed on Schedule A to the Agreement and Russell & DuMoulin dated as of December
            11, 1999. Incorporated by reference to Exhibit 8 to the Company's Form 10SB.

10.6        Voluntary Pooling Agreement by and between the undersigned Shareholders of
            WelcomeTo Search Engine, Inc., WelcomeTo Search Engine, Inc. and Russell & DuMoulin
            dated as of December 11, 19999. Incorporated by reference to Exhibit 9 to the
            Company's Form 10SB.

10.7        Stock Option Agreement. Incorporated by reference to Exhibit 10 to the Company's
            Form 10SB.

10.8        Service Agreement by and between WelcomeTo Search Engine, Inc. and Phil Dubois, dated January 27, 1999. Incorporated by reference to Exhibit 11 to the Company's
            Form 10SB.

10.9        Service Agreement by and between WelcomeTo Search Engine, Inc. and Ken R. Bradley, dated January 27, 1999. Incorporated by reference to Exhibit 12 to the Company's
            Form 10SB.

10.10       Data and service Agreement by and between WelcomeTo Search Engine, Inc. and Dun and
            Bradstreet dated March 5, 1999. Incorporated by reference to Exhibit 13 to the
            Company's Form 10SB.

10.11       Strategic Partner Agreement by and between CityXpress.com Corp. and Lee Enterprises
            Incorporated. Incorporated by reference to Exhibit 14 to the Company's Form 10SB.

10.12       Canadian Imperial Bank of Commerce Credit Agreement with the Company. Incorporated by reference to Exhibit 16 to the Company's Form 10SB.

10.13       Canadian Imperial Bank of Commerce Securities Pledge Agreement with the Company.
            Incorporated by reference to Exhibit 17 to the Company's Form 10SB.

10.14       Canadian Imperial Bank of Commerce Security Agreement with the Company.
            Incorporated by reference to Exhibit 18 to the Company's Form 10SB.

10.15       Guarantee of Mr. Phil Dubois. Incorporated by reference to Exhibit 19 to the
            Company's Form 10SB.

10.16       Guarantee of Mr. Ken Bradley. Incorporated by reference to Exhibit 20 to the
            Company's Form 10SB.

10.17       CyberCash Agreement. Incorporated by reference to Exhibit 21 to the Company's Form
            10SB.

10.18       CityXpress.com Corp. specimen share certificate. Incorporated by reference to
            Exhibit 22 to the Company's Form 10SB.

10.19       Loan and Security Agreement with Lee Enterprises Inc. dated August 16, 2000.
            Incorporated by reference to Exhibit 1 to the Company's Annual Report on Form
            10-KSB for the fiscal year ended June 30, 2000.

10.20       Promissory Note Agreement with Lee Enterprises inc. dated August 17, 2000.

10.21       Promissory Note Agreement with Lee Enterprises inc. dated August 28, 2000.
            Incorporated by reference to Exhibit 3 to the Company's Annual Report on Form
            10-KSB for the fiscal year ended June 30, 2000.

10.22       Promissory Note Agreement with Lee Enterprises inc. dated September 19, 2000.
            Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form
            10-KSB for the fiscal year ended June 30, 2000.

10.23       Collateral License Agreement with Lee Enterprises dated August 16, 2000.
            Incorporated by reference to Exhibit 5 to the Company's Annual Report on Form
            10-KSB for the fiscal year ended June 30, 2000.

10.24       Escrow Agreement with Lee Enterprises Inc. dated August 16, 2000. Incorporated by reference to Exhibit 6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

10.25       Promissory Note with Ken Bradley for $50,000 Canadian funds dated January 14, 2000.
            Incorporated by reference to Exhibit 7 to the Company's Annual Report on Form
            10-KSB for the fiscal year ended June 30, 2000.

10.26       Promissory Note with Phil Dubois for $25,000 Canadian funds dated January 31, 2000.
            Incorporated by reference to Exhibit 8 to the Company's Annual Report on Form
            10-KSB for the fiscal year ended June 30, 2000.

10.27       Promissory Note with Phil Dubois for $25,000 Canadian funds dated April 20, 2000.
            Incorporated by reference to Exhibit 9 to the Company's Annual Report on Form
            10-KSB for the fiscal year ended June 2000.

10.28       Promissory Note with Ken Bradley for $25,000 Canadian funds dated April 25, 2000.
            Incorporated by reference to Exhibit 10 to the Company's Annual Report on Form
            10-KSB for the fiscal year June 30, 2000.

10.29       Promissory Note with Ken Bradley for $125,000 Canadian funds dated June 13, 2000.
            Incorporated by reference to Exhibit 11 to the Company's Annual Report on Form
            10-KSB for the fiscal year ended June 30, 2000.

10.30       Promissory Note with Phil Dubois for $125,000 Canadian funds dated June 13, 2000.
            Incorporated by reference to Exhibit 12 to the Company's Annual Report on Form
            10-KSB for the fiscal year ended June 30, 2000.

10.31       First Amendment to Investment Agreement dated July 30, 2001. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated Sept. 18, 2001.

10.32       Amended and Restated Loan and Security Agreement dated July 30, 2001. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated Sept. 18, 2001.

10.33       Amended Collateral License Agreement dated July 30, 2001. Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated Sept. 18, 2001.

10.34       Amended and Restated Registration Rights Agreement dated July 30, 2001.
            Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K dated Sept.
            18, 2001.