Form 10QSB
period 2001-09-30
CITYXPRESS COM CORP
filed 2001-11-14
CIK 1104867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001.

                              CityXpress.com Corp.
                          ----------------------------
                                Name of business

           Florida                                    98-0232838
    ----------------------                   -------------------------------
    State of incorporation                   IRS Employer Identification No.

            Suite 200-1727 West Broadway Vancouver, BC Canada V6J 4W6
            ---------------------------------------------------------
                Phone Number 604-638-3811 Fax Number 604-638-3808

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 17, 2001, 23,143,898 common shares.

     Transitional Small Business Disclosure Format (check one) Yes  X   No
                                                                   ---     --

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I................................................................................................4

     ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
                CONSOLIDATED BALANCE SHEETS -  September 30, 2001 and June 30, 2001...................5
                CONSOLIDATED STATEMENTS OF LOSS - Three months ended September 30, 2001 and 2000..............................................................................6
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT.......................................7
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Three months ended
                September 30, 2001 and 2000...........................................................8
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - September 30, 2001.......................9

     ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................16

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.................................18

PART II..............................................................................................19

     ITEM 1.   LEGAL PROCEEDINGS.....................................................................19

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................19

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.......................................................19

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................19

     ITEM 5.   OTHER INFORMATION.....................................................................19

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................................19

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained in this quarterly report includes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results.

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

PART I-FINANCIAL INFORMATION

ITEM 1.  FIRST QUARTER FINANCIAL STATEMENTS ENDING SEPTEMBER 30, 2001

         Consolidated unaudited interim financial statements of the Company for the three months ended September 30, 2001 and September 30, 2000. All figures are presented in U.S. Currency, unless otherwise stated.

CITYXPRESS.COM CORP.

                           CONSOLIDATED BALANCE SHEETS
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]

                                                     (Expressed in U.S. dollars)

                                                                                SEPTEMBER 30                JUNE 30
                                                                                        2001                   2001
                                                                                          $                      $
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                             64,288                 32,274
Accounts receivable, net of allowance for doubtful accounts
   of $nil at September 30, 2001 and  June 30, 2001                                   35,445                 19,087
Other receivables                                                                     12,516                  7,192
Prepaid expenses and other                                                            27,907                 23,647
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                 140,156                 82,200

Property and equipment,net                                                           196,404                199,178
eCommerce technology, net of amortization of $1,259,200 at
   September 30, 2001 and $1,141,150 at June 30, 2001                                157,284                275,334
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         493,844                556,712
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT
Accounts payable and accrued liabilities                                             302,459                320,906
Demand instalment loan                                                               159,775                161,830
Stockholders' loans                                                                  283,651                284,246
Deferred revenue                                                                         296                    514
Current portion of obligations under capital leases                                   18,081                 17,209
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                            764,262                784,705

Obligations under capital leases                                                      36,081                 40,960
Loans payable [note 2]                                                               350,000                290,000
Convertible loan debentures [note 3]                                               2,010,000              1,500,000
Deferred tax liability                                                                53,100                 93,100
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  3,213,443              2,708,765
-------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
Share capital [note 4]
   Common stock - $0.001 par value
     Authorized shares: 50,000,000
     Issued and outstanding: 23,143,898 at September 30, 2001 and
     23,043,898 at June 30, 2001                                                      14,633                 14,533
   Additional paid in capital                                                      5,846,726              5,821,826
Accumulated other comprehensive income                                                19,625                 19,625
Deficit                                                                           (8,600,583)            (8,008,037)
-------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                       (2,719,599)            (2,152,053)
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          493,844                556,712
-------------------------------------------------------------------------------------------------------------------

See accompanying notes

CITYXPRESS.COM CORP.

                         CONSOLIDATED STATEMENTS OF LOSS
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]

Three months ended September 30                      (Expressed in U.S. dollars)

                                                                                       2001                   2000
                                                                                        $                      $
-------------------------------------------------------------------------------------------------------------------
REVENUE
Advertising and promotional fees                                                      35,040                 59,415
Editorial content fees                                                                 7,193                     --
Training fees                                                                         12,065                  7,439
Custom development fees                                                               12,000                  8,862
-------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                        66,298                 75,716
Cost of sales                                                                        143,356                 70,169
-------------------------------------------------------------------------------------------------------------------
GROSS LOSS                                                                           (77,058)                 5,547

OPERATING EXPENSES
Sales and marketing                                                                  126,951                 81,018
Product development and technology                                                    98,169                103,991
Finance and administration                                                           171,257                176,935
Amortization of eCommerce technology                                                 118,050                118,050
-------------------------------------------------------------------------------------------------------------------
                                                                                     514,426                479,994
-------------------------------------------------------------------------------------------------------------------
Operating loss                                                                      (591,484)              (474,447)
OTHER INCOME (EXPENSE)
   Interest expense                                                                  (42,880)               (14,909)
   Interest and miscellaneous income                                                      15                    152
   Foreign exchange gain                                                               1,803                  2,711
-------------------------------------------------------------------------------------------------------------------
Total other expense                                                                  (41,062)               (12,046)
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                            (632,546)              (486,493)
Deferred income tax recovery                                                          40,000                 40,000
-------------------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD                                          (592,546)              (446,493)
-------------------------------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE [note 4[d]]
   Basic and diluted                                                                   (0.03)                 (0.02)
-------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES [note 4[d]]
   Basic and diluted                                                              23,110,565             23,008,098
-------------------------------------------------------------------------------------------------------------------

See accompanying notes

CITYXPRESS.COM CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]

                                                     (Expressed in U.S. dollars)

                                                                               COMMON        COMMON       COMMON        ADDITIONAL
                                                                   COMMON     STOCK TO BE  STOCK ISSUED  STOCK TO BE     PAID IN
                                                                   STOCK        ISSUED    AND OUTSTANDING  ISSUED        CAPITAL
                                                                     #            #             $            $              $
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999                                         19,893,333      627,860      11,383      266,790        3,282,029
Shares issued pursuant to share subscriptions                       177,860     (177,860)        178     (266,790)         266,612
Shares issued for services rendered                                 450,000     (450,000)        450           --             (450)
Shares issued pursuant to private placement, net of share
   issue costs of $16,667                                         2,234,438           --       2,234           --        1,007,268
Shares issued for services rendered or to be rendered               252,467           --         252           --          290,518
Stock based compensation                                                 --           --          --           --          277,668
Beneficial conversion feature                                            --           --          --           --          564,116
Loss for  the year                                                       --           --          --           --               --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                         23,008,098           --      14,497           --        5,687,761
----------------------------------------------------------------------------------------------------------------------------------

Shares issued for services rendered                                  35,800           --          36           --            8,914
Stock based compensation                                                 --           --          --           --          125,151
Loss for  the year                                                       --           --          --           --               --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                                         23,043,898           --      14,533           --        5,821,826
----------------------------------------------------------------------------------------------------------------------------------

Shares issued for services rendered [notes 4[a]                     100,000           --         100           --           24,900
Loss for  the period                                                     --           --          --           --               --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                                    23,143,898           --      14,633           --        5,846,726
----------------------------------------------------------------------------------------------------------------------------------

                                                                   ACCUMULATED
                                                                      OTHER                            TOTAL
                                                                  COMPREHENSIVE                    STOCKHOLDERS'
                                                                      INCOME          DEFICIT    EQUITY (DEFICIT)
                                                                         $                $            $
-----------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999                                               19,625        (2,738,145)      841,682
Shares issued pursuant to share subscriptions                              --                --            --
Shares issued for services rendered                                        --                --            --
Shares issued pursuant to private placement, net of share
   issue costs of $16,667                                                  --                --     1,009,502
Shares issued for services rendered or to be rendered                      --                --       290,770
Stock based compensation                                                   --                --       277,668
Beneficial conversion feature                                              --          (564,116)           --
Loss for  the year                                                         --        (2,387,437)   (2,387,437)
-------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                               19,625        (5,689,698)       32,185
-------------------------------------------------------------------------------------------------------------

Shares issued for services rendered                                        --                --         8,950
Stock based compensation                                                   --                --       125,151
Loss for  the year                                                         --        (2,318,339)   (2,318,339)
-------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                                               19,625        (8,008,037)   (2,152,053)
-------------------------------------------------------------------------------------------------------------

Shares issued for services rendered [notes 4[a]                            --                --        25,000
Loss for  the period                                                       --          (592,546)     (592,546)
-------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                                          19,625        (8,600,583)   (2,719,599)
-------------------------------------------------------------------------------------------------------------

See accompanying notes

CITYXPRESS.COM CORP.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      [See Basis of Presentation - Note 1]
                                   [Unaudited]

Three months ended September 30                      (Expressed in U.S. dollars)


                                                                                              2001               2000
                                                                                               $                  $
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                                         (592,546)            (446,493)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Amortization                                                                              118,050              118,050
   Depreciation                                                                               25,887               11,257
   Deferred income tax recovery                                                              (40,000)             (40,000)
   Stock based compensation                                                                       --               31,820
   Unrealized foreign exchange gain                                                           (1,803)              (2,711)
Changes in operating assets and liabilities:
   Accounts receivable                                                                       (16,358)              (6,267)
   Other receivables                                                                          (5,324)              18,176
   Prepaid expenses and other                                                                 (4,260)              30,301
   Accounts payable and accrued liabilities                                                    6,553              (58,772)
   Deferred revenue                                                                             (218)                (389)
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                       (510,019)            (345,028)
-------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                                           (22,928)              (3,213)
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (22,928)              (3,213)
-------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from loans payable                                                                   60,000              290,000
Proceeds from convertible loan debentures                                                    510,000                   --
Borrowings under bank indebtedness                                                                --               22,952
Repayment of demand instalment loan                                                           (2,055)              (1,126)
Repayments under capital leases                                                               (4,007)                  --
Repayment of shareholders' loans                                                                (595)                 (44)
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    563,343              311,782
-------------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                                                1,618               (2,504)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                        32,014              (38,963)
Cash and cash equivalents, beginning of period                                                32,274               38,963
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                                     64,288                   --
-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE
Interest paid                                                                                 14,147               14,909
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                     (Expressed in U.S. dollars)





1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CityXpress.com Corp.("Company") was incorporated under the laws of the state of Florida. On September 27, 2001, the Board of Directors approved a change in name of the Company to Cityxpress Corp., subject to shareholder approval in the Annual General Meeting on November 29, 2001.

The Company has developed a suite of online products that provide newspapers with solutions through which they can defend and extend their position as the dominant means for local advertisers to promote themselves to local consumers. The Company's suite of proprietary products, delivered to the market as the online version of a newspaper Special Section, integrates niche editorial content with advertising and promotional tools that offer a newspaper's brand and traffic. The Company intends to build further alliances with media companies who own newspaper and television stations. The Company currently operates in only one industry segment and its marketing efforts are currently targeted to the North American market. For the three months ended September 30, 2001, 68% of the Company's revenue was derived from Lee Enterprises Incorporated [2000 - 99%].

The Company's unaudited interim consolidated financial statements for the three months ended September 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a loss of $592,546 for the three months ended September 30, 2001 and has a working capital deficiency of $624,106 and accumulated deficit of $8,600,583 at September 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture fundings and through financing agreements with its clients. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's operating expenses. These unaudited interim consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                     (Expressed in U.S. dollars)





1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONT'D)

These unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information and in the opinion of management reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2001 and results of its operations and cash flows for the three months then ended.

These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2001.


2.       LOANS PAYABLE

         On July 12, 2001, the Company received an additional $60,000 loan from Lee Enterprises Incorporated (Lee). The terms of the loan are similar to the previous $290,000 loan received from Lee in the form of promissory notes that bear interest at the monthly Wall Street Journal rate, as detailed below:

                                                                               WEIGHTED AVERAGE
                                                                                  EFFECTIVE
                                                                              INTEREST RATE (%)
                                                                            FOR THE QUARTER ENDED
 LOAN DATE                         AMOUNT $             MATURITY DATE          SEPTEMBER 30, 2001
---------------------------------------------------------------------------------------------------
 August 17, 2000                   125,000            October 31, 2002               7.88
 August 28, 2000                   125,000            October 31, 2002               7.88
 September 19, 2000                 40,000            October 31, 2002               7.88
 July 12, 2001                      60,000            October 31, 2002               7.88
---------------------------------------------------------------------------------------------------
                                   350,000
===================================================================================================

Interest payable on these loans is payable on demand.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                     (Expressed in U.S. dollars)





3.       CONVERTIBLE LOAN DEBENTURES

On November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated "Lee" whereby Lee provided funding of $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture consists of a series of six debentures of $250,000 that were received by the Company during the year ended June 30, 2001.

On July 30, 2001, the Company amended this Investment Agreement dated November 1, 2000 with Lee whereby Lee will provide additional funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture. This will result in a total investment by Lee of $3,000,000 if all debentures are funded. The additional $1,500,000 subordinated convertible debenture consists of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of twelve debentures (debentures "G-R") ranging in value from $50,000 to $310,000 each that will be funded during the period from August 10, 2001 to July 1, 2002. The Company received $310,000 under the series "G" debenture and $200,000 under the Series H debenture through September 30, 2001. The Amended Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.176. Should Lee convert the $3,000,000 in debentures it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the debentures to common shares the Company is required to repay all outstanding debentures on October 31, 2003. The Amended Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of September 30, 2001, the Company is in compliance with all the covenants in the Investment Agreement. Each of the subordinated convertible debentures bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture can be repaid or converted into shares of the Company's common stock at fair market value on the date of conversion at the option of Lee. In conjunction with the Amended Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement and the Collateral License Agreement and the Registration Rights Agreement to reflect the Series G-R debentures.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                     (Expressed in U.S. dollars)





4.       SHARE CAPITAL

[A]      COMMON STOCK

On July 25, 2001, the Company issued 100,000 common shares at $0.25 per share upon exercise of warrants. In lieu of cash payment, the exercise price was settled in payment of accounts payable of $25,000.

[B]      STOCK OPTIONS

On August 25, 1999, and as amended on November 29, 2000 the Board of Directors approved the creation of the Corporate Stock Option Plan ("Plan") pursuant to which the Company has reserved 3,000,000 [June 30, 2001 - 3,000,000] shares of common stock. The term and vesting period of options are determined by the directors at the date of grant. The majority of the options granted to date are exercisable over a four year period and vest on a cumulative basis at 1/3 per year.

Stock option transactions for the quarter ending September 30, 2001 are summarized below:

                                                                       OUTSTANDING OPTIONS
                                                 SHARES        -------------------------------------
                                                AVAILABLE                        WEIGHTED AVERAGE
                                               UNDER OPTION        SHARES         EXERCISE PRICE
                                                   #                  #                  $
 -------------------------------------------------------------------------------------------------
 BALANCE, JUNE 30, 2001                          1,100,000        1,900,000            0.25
 Forfeited                                          25,000          (25,000)           0.25
 -------------------------------------------------------------------------------------------------
 BALANCE, SEPTEMBER 30, 2001                     1,125,000        1,875,000            0.25
==================================================================================================


The following table summarizes information about stock options that are outstanding at September 30, 2001:

                                                                        OPTIONS EXERCISABLE
                                       OPTIONS OUTSTANDING      -----------------------------------
                          NUMBER            WEIGHTED-                NUMBER            WEIGHTED-
      EXERCISE        OUTSTANDING AT         AVERAGE             OUTSTANDING AT         AVERAGE
       PRICE        SEPTEMBER 30, 2001      REMAINING           SEPTEMBER 30, 2001   EXERCISE PRICE
         $                  #           CONTRACTUAL LIFE               #                   $
---------------------------------------------------------------------------------------------------
       0.25              1,875,000             2.99                   658,333             0.25
===================================================================================================

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                     (Expressed in U.S. dollars)





4.       SHARE CAPITAL (CONT'D.)

[C]      WARRANTS

The following represents a summary of warrants outstanding at September 30, 2001:

                                                           OUTSTANDING WARRANTS
                                         -------------------------------------------------------------
                                         SHARES         EXERCISE PRICE
 GRANT DATE                                #                   $                    EXPIRY DATE
------------------------------------------------------------------------------------------------------
 September 30, 1999                      465,800              0.25                 September 30, 2002
 October 13, 1999                        132,138              0.25                   October 13, 2002
 December 10, 1999                       408,000              0.25                  December 10, 2002
 January 18, 2000                        138,000              0.25                   January 18, 2003
 January 31, 2000                        500,000              0.25                   January 31, 2003
 May 1, 2000                             405,240              0.25                        May 1, 2003
 May 18, 2000                            280,000              0.25                       May 18, 2003
 June 13, 2000                           541,600              0.25                      June 13, 2003
 November 10, 2000                       200,000              0.25                  November 10, 2003
 June 26, 2001                           160,000              0.25                      June 26, 2004
------------------------------------------------------------------------------------------------------
 BALANCE, SEPTEMBER 30, 2001           3,230,778
======================================================================================================

On September 27, 2001, the Company extended the warrant expiry dates on all outstanding warrants issued by extending the expiry date by one year. As of September 27, 2001, the Company had 3,230,778 warrants with expiry dates between September 30, 2001 and June 26, 2003. The amended expiry dates would have an extended expiry period from September 30, 2002 to June 26, 2004.

CITYXPRESS.COM CORP.


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                     (Expressed in U.S. dollars)





4.       SHARE CAPITAL (CONT'D.)

[D]      LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                    THREE MONTHS      THREE MONTHS
                                                                       ENDED              ENDED
                                                                    SEPTEMBER 30      SEPTEMBER 30
                                                                        2001              2000
                                                                          $                 $
--------------------------------------------------------------------------------------------------
NUMERATOR
Loss for the year                                                     (592,546)          (446,493)
--------------------------------------------------------------------------------------------------
Loss attributable to common shareholders                              (592,546)          (446,493)

DENOMINATOR
Weighted average number of common shares outstanding                23,110,565         23,008,098
--------------------------------------------------------------------------------------------------
Basic and diluted loss per common share                                  (0.03)             (0.02)
==================================================================================================


For the quarters ended September 30, 2001 and 2000, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per common share as their effect would be anti-dilutive.

[D]      AUTHORIZED SHARE CAPITAL

On September 27, 2001, the board of directors approved an increase in the Company's authorized share capital from 50,000,000 no par value common shares to 100,000,000 no par value common shares, subject to shareholder approval in the Annual General Meeting on November 29, 2001.


5.       COMPARATIVE FIGURES

Certain comparative figures have been reclassified from statements previously presented to conform to the presentation adopted in the current quarter.


6.       SUBSEQUENT EVENT

On October 9, 2001, The Company received $200,000 from Lee representing the fourth instalment,Series "I", of its amended Investment Agreement with Lee Enterprises Incorporated.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

         GENERAL

         The Company incurred a loss for the three months ended September 30, 2001 of $592,546 as compared to a loss of $446,493 for the same period in 2000, an increase of $146,053. The Company recorded revenue of $66,298 in the three months ended September 30, 2001 a decrease of $9,418 over the same three month period in 2000. This revenue decrease resulted primarily from less customer advertisements sold by our media partner Lee Enterprises Incorporated "Lee" with their newspaper portal sites. Although advertising and promotional revenue decreased by $24,375, other revenue items increased by $14,957. This increase is due primarily to the launch by the Company's other media partners of additional newspaper portal sites in the three months ended September 30, 2001 compared to the same period ended September 30, 2000.

The increase in loss for the three months ended September 30, 2001 of $146,053 is the result of net increases in expenses resulting primarily from the following items compared to the same three months ended September 30, 2000:

Cost of sales increased by $73,187 for this quarter compared to the same quarter ended September 30, 2000 due primarily to increased licencing fees of approximately $54,500, associated with acquiring additional content information such as business listings and editorial content. Also, cost of sales increases were the result of hiring additional staff of $9,300 and traveling expenses of $9,200.

Operating expenses increased by $34,432 for the quarter ended September 30, 2001 compared to the same quarter ended September 30, 2000. The increase is due primarily to a combination of increases in sales and marketing expenses and decreases in both development and technology and finance and administration expenses.

- Increase in sales and marketing expenses of $45,932 this quarter is the result of additional promotional sales staff and marketing consultants at a cost of approximately $35,200 and additional rent for sales our office in Kirkland, Washington of approximately $9,700.

- Decrease in development and technology expenses this quarter of approximately $5,800 was primarily due to fewer technology consultants hired for specialized projects compared to the previous quarter ended September 30, 2000.

- Decrease in finance and administration expenses of approximately $5,600 is primarily attributable to fewer management consultants hired this quarter compared to the quarter ended September 30, 2000.

Other interest expense increased by $27,971 for this quarter compared to the previous quarter ended September 30, 2000. The increase in interest expense is the result of interest paid and interest payable on the loans from Lee and other shareholders.

         Lee portal sites accounted for $45,171 of revenue for the quarter ended September 30, 2001.

         FINANCING AND LIQUIDITY

         As of September 30, 2001, the Company had a cash balance of $64,288, a working capital deficiency of $624,106 that included shareholders' loans of $283,651, a demand instalment loan of $159,775, accounts payables and accrued liabilities of $302,459, deferred revenue of $296 and current portion of obligations under capital lease of $18,081.

         On July 12, 2001, the Company received an additional $60,000 loan from Lee Enterprises Incorporated (Lee). The terms of the loan are similar to the previous $290,000 loan received from Lee in the form of promissory notes that bear interest at the monthly Wall Street Journal rate.

         On July 30, 2001, the Company amended the Investment Agreement dated November 1, 2000 with Lee, whereby Lee will provide additional funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture (series G-R debentures). This will result in a total investment by Lee of $3,000,000 if all debentures are funded. The additional $1,500,000 subordinated convertible debenture consists of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of twelve debentures (series G-R) ranging in value from $50,000 to $310,000 each. The series G-R debentures would be funded from August 10, 2001 to July 1, 2002. The Company received $310,000 under the series "G" debenture by August 14, 2001 and $200,000 under series H debenture by September 30, 2001. The Amended Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.176 per common share. The first investment of $1,500,000 allowed Lee to convert their series "A-F" debentures to 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share. Should Lee convert the $3,000,000 in debentures it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the debentures to common shares the Company will have to repay all outstanding debentures on October 31, 2003. The Amended Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of September 30, 2001, the Company is in compliance with all the covenants in the Investment Agreement. Each of the subordinated convertible debentures bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture can be repaid or converted to shares of the Company at fair market value on the date of conversion at Lee's option. In conjunction with the Amended Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement, the Collateral License Agreement and the Registration Rights Agreements to reflect the series G-R debentures.

         Based on the forecasted expenditures for the three months ended September 30, 2001, the Company forecast minimum annual operating cash requirements of approximately $2.4 million. The Lee investment of $1.5 million provides the Company 63% of its forecasted operating cash requirement until July 1, 2002. Revenue from new media companies under contracts in June 2001 will help to offset the Company's cash flow shortfall of $900,000. The Company expects to see additional revenues from clients signed in the later part of fiscal 2001 as they will continue to launch additional Special Sections over their original Special Section launched. A number of clients signed in the later part of the year have multiple newspapers which are commencing to launch Special Sections across their newspapers such as Freedom Newspapers. Based on the Company's success of signing new contracts CityXpress expects to sign additional contracts with new media companies that will provide additional operating cash.

         PLAN OF OPERATION

         The Company is dependent on obtaining additional financing for ongoing operation, capital expenditures and working capital. There is no assurance that such financing will be available when required by or under terms favorable to the Company.

         The Company anticipates that media revenue from Lee will grow as Lee implements the Company's products at more of its daily newspapers. Revenue generated from Lee for the first quarter ended September 30, 2001 amounted to $45,171. Revenue from Lee over the second quarter is expected to increase as Lee is continuing to roll out Special Sections across their daily newspaper properties, which will result in increased revenue to the Company. The Company also expects revenue to grow because each newspaper will launch multiple Special Sections. The Company also expects to see increasing revenues from the Special Sections launched by Freedom, VanNet, Scripps and Buffalo.com. Most of these newspapers launched their first Special Sections between May 2001 and August 2001, so the majority of the revenue generated will be recorded in our June 30, 2002 year-end. Freedom, VanNet and Buffalo.com are scheduled to launch additional Special Sections over the original Special Sections launched.

         The Company also is developing additional products in conjunction with its media partners that will leverage the sales relationship it has developed with each media partner. These future products will allow the media company's sales force to have additional products that they can sell to their local markets. These additional products will result in incremental revenue for the Company from its established newspaper customer base.

         The Company's Kirkland sales office representatives are actively pursuing other media companies regarding its product offerings. Each additional media company agreement will generate additional revenue and cash flow. Management is confident it will be successful in closing additional media agreements in this fiscal year ended June 30, 2002.

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

         The management of the Company believes that it will generate sufficient cash to fund its operations for the 12-month period ending June 30, 2002 through private placements and other types of venture fundings and through financing arrangements with its clients.

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

ITEM 2.  CHANGES IN SECURITIES AND USES OF PROCEEDS

         During the first quarter ended September 30, 2001, the Company received $510,000 in funding from Lee Enterprises Incorporated under a convertible debenture. The Company received the first payment of $60,000 on August 1, 2001, the second payment of $250,000 on August 14, 2001 and a third payment of $200,000 on September 1, 2001.

         For additional information please refer to the Financing and Liquidity section in this Form 10-QSB under Item 2 Management's Discussion and Analysis.

         The Company claims exemption from the registration requirements of the Securities Act of 1933 as amended under Section 4(2) and Regulation D under that Act.

         On July 25, 2001, the Company issued 100,000 common shares at $0.25 per share upon exercise of warrants. In lieu of cash payment, the exercise price was settled in payment of accounts payable of $25,000.

         The Company claims exemption from the registration requirements of the Securities Act of 1933 as amended under Section 4(2) and Regulation D under that Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There have been no defaults by the Company regarding any senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Filed a Form 8K relating to the Lee Enterprises Incorporated Investment on September 18, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CityXpress.com Corp.


Date:  November 14, 2001                /s/           Ken Bradley
                                        ---------------------------------------
                                                       Signature

                                        ---------------------------------------
                                                      Ken Bradley
                                                       Print Name

                                             Chief Operating Officer & CFO
                                        ---------------------------------------
                                                         Title