Form 10QSB
period 2001-12-31
CITYXPRESS COM CORP
filed 2002-02-14
CIK 1104867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001.

CityXpress Corp.

____________________________

Name of business

Florida 98-0232838

__________________ _________________________

State of incorporation IRS Employer Identification No.

Suite 200-1727 West Broadway Vancouver, BC Canada V6J 4W6

_____________________________________________________

Phone Number 604-638-3811 Fax Number 604-638-3808

CityXpress.com Corp.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 25, 2002, 23,303,898 common shares.

Transitional Small Business Disclosure Format (check one) Yes X. No __

PART 1

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained in this quarterly report includes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: under capitalization; unpredictability of future revenues; competition; risks of technological change; the Company's dependence on key personnel; dependence on continued growth in use of the Internet; the Company's ability to protect its intellectual property rights and uncertainty regarding infringing intellectual property rights of others; government regulations; and the other risks and uncertainties described in this quarterly report.Part I-Financial Information

Item 1. Second Quarter Financial Statements ending December 31, 2001

Consolidated unaudited interim financial statements of the Company for the three and six month periods ended December 31, 2001 and December 31, 2000. All figures are presented in U.S. Currency, unless otherwise stated.

CityXpress Corp.

CONSOLIDATED BALANCE SHEETS

[See Basis of Presentation - Note 1]

[Unaudited] (Expressed in U.S. dollars)

As at December 31	December 31	June 30
	2001	2001
	$	$
ASSETS
Cash and cash equivalents		32,274
Accounts receivable, net of allowance for doubtful accounts of $nil in December 31, 2001 and June 30, 2001	56,913	19,087
Other receivables	2,640	7,192
Prepaid expenses and other	24,801	23,647
Total current assets	84,354	82,200
Property and equipment, net	217,990	199,178
eCommerce technology, net of amortization of $1,377,250 at December 31, 2001 and $1,141,150 at June 30, 2001	39,234	275,334
Total assets	341,578	556,712
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Bank indebtedness	26,659
Accounts payable and accrued liabilities	368,603	320,906
Demand instalment loan	157,198	161,830
Stockholders' loans	274,370	284,246
Deferred revenue	98	514
Current portion of obligations under capital leases	19,055	17,209
Total current liabilities	845,983	784,705
Obligations under capital leases	30,946	40,960
Loans payable	350,000	290,000
Convertible loan debentures [note 3]	2,310,000	1,500,000
Deferred tax liability	13,100	93,100
Total liabilities	3,550,029	2,708,765
Stockholders' deficiency
Share capital [note 4]
Common stock - $0.001 par value
Authorized shares: 100,000,000 (50,000,000 at June 30, 2001)
Issued and outstanding: 23,303,898 at December 31, 2001 and23,043,898 at June 30, 2001	23,304	23,044
Additional paid in capital Additional paid in capital	5,843,305	5,813,315
Accumulated other comprehensive income	19,625	19,625
Deficit	(9,094,685)	(8,008,037)
Total stockholders' deficiency	(3,208,451)	(2,152,053)
Total liabilities and stockholders' equity	341,578	556,712
See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS

[See Basis of Presentation - Note 1]

[Unaudited]

			(Expressed in U.S. dollars)
	3 Months ended December 31 2001	3 Months ended December 31 2000	6 Months ended December 31 2001	6 Months ended December 31 2000
	$	$	$	$
Revenue
Advertising and promotional fees	50,444	20,023	85,484	79,438
Editorial content fees	18,781		25,974
Training fees	5,446	7,994	17,511	15,432
Custom development fees	21,750		33,750	8,863
Total revenues	96,421	28,017	162,719	103,733
Cost of sales	137,197	77,534	280,552	147,703
Gross loss	(40,776)	(49,517)	(117,833)	(43,970)

Operating expenses
Sales and marketing	97,976	129,363	224,926	210,381
Product development and technology	45,522	99,164	143,692	203,155
Finance and administration	189,572	250,069	360,828	427,004
Amortization of eCommerce technology	118,050	118,050	236,100	236,100
	451,120	596,646	965,546	1,076,640
Operating loss	(491,896)	(646,163)	(1,083,379)	(1,120,610)
Other income (expense)
Interest expense	(41,411)	(28,027)	(84,293)	(42,936)
Loss on disposal of capital asset		(423)		(423)
Miscellaneous income	15	17,080	31	17,232
Foreign exchange gain (loss)	(810)	(1,503)	994	(1,503)
Total other expense	(42,207)	(12,873)	(83,269)	(27,630)
Loss before income taxes	(534,102)	(659,036)	(1,166,648)	(1,148,240)
Deferred income tax recovery	40,000	40,000	80,000	80,000
Net loss and comprehensive loss for the period	(494,102)	(619,036)	(1,086,648)	(1,068,240)
Net loss per common share [note 4(d)]
Basic and diluted	(0.02)	(0.03)	(0.05)	(0.05)
Weighted average number of common shares [note 4(d)]
Basic and diluted	23,170,565	23,008,098	23,140,565	23,008,098
See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

[See Basis of Presentation - Note 1]

[Unaudited] (Expressed in U.S. dollars)

	Common stock #	Common stock to be issued #	Common stock issued and outstanding $	Common stock to be issued $	Additional paid in capita $l	Accumulated other comprehensive income $	Deficit $	Total stockholders equity (deficit) $
Balance at June 30, 2000	23,008,098		23,008		5,679,250	19,625	(5,689,698)	32,185
Shares issued for services rendered	35,800		36		8,914			8,950
Stock based compensation					125,151			125,151
Net loss for the year							(2,318,339)	(2,318,339)
Balance at June 30, 2001	23,043,898		23,044		5,813,315	19,625	(8,008,037)	(2,152,053)
Shares issued for exercise of warrants [note 4[a]	100,000		100		24,900			25,000
Shares issued for services rendered [note 4[a]	160,000		160		4,640			4,800
Stock based compensation [note 4[b]					450			450
Net loss for the period							(1,086,648)	(1,086,648)
Balance at December 31, 2001	23,303,898		23,304		5,843,305	19,625	(9,094,685)	(3,208,451)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

[See Basis of Presentation - Note 1]

[Unaudited]

Six months ended December 31		(Expressed in U.S. dollars)
OPERATING ACTIVITIES	2001	2000
	$	$
Loss for the period	(1,086,648)	(1,068,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	236,100	236,100
Depreciation	52,931	23,110
Loss on disposal of capital assets		423
Deferred income tax recovery	(80,000)	(80,000)
Shares issued for services rendered	4,800
Stock based compensation	450	63,693
Unrealized foreign exchange gain		1,503
Changes in operating assets and liabilities:
Accounts receivable	(37,826)	(32,106)
Other receivables	4,552	(2,323)
Prepaid expenses and other	(1,154)	63,002
Accounts payable and accrued liabilities	72,697	(114,064)
Deferred revenue	(416)	(779)
Net cash used in operating activities	(834,514)	(909,977)
INVESTING ACTIVITIES
Purchase of property and equipment	(71,743)	(19,853)
Proceeds from sale of capital assets		910
Net cash used in investing activities	(71,743)	(18,943)
FINANCING ACTIVITIES
Borrowings under bank indebtedness	26,659
Proceeds from loans payable	60,000	290,000
Proceeds from convertible loan debentures	810,000	750,000
Repayment of demand instalment loan	(4,632)	(2,196)
Repayments under capital leases	(8,168)
Repayment of shareholders' loans	(9,876)	(3,149)
Net cash provided by financing activities	873,983	1,037,359
Effect of foreign exchange rate changes on cash		(1,503)
Net increase (decrease) in cash and cash equivalents during the period	(32,274)	104,232
Cash and cash equivalents, beginning of period	32,274	38,963
Cash and cash equivalents, end of period		143,195
Supplemental disclosure
Interest paid	27,133	42,936

See accompanying notes

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated as CityXpress.com Corp.("Company") under the laws of the state of Florida. On November 29, 2001, the Shareholders approved a change in name of the Company to CityXpress Corp.

The Company has developed a suite of online products that provide newspapers with solutions through which they can defend and extend their position as the dominant means for local advertisers to promote themselves to local consumers. The Company's suite of proprietary products, delivered to the market as the online version of a newspaper Special Section, integrates niche editorial content with advertising and promotional tools that promotes a newspaper's brand and increases traffic. The Company intends to build further alliances with media companies who own newspaper and television stations. The Company currently operates in only one industry segment and its marketing efforts are currently targeted to the North American market.

The Company's unaudited interim consolidated financial statements for the three and six month periods ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $494,102 for the three months ended December 31, 2001 and has a working capital deficiency of $761,629 and an accumulated deficit of $9,094,685 at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture fundings and through financing agreements with its clients. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

These consolidated unaudited interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and in the opinion of management reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated finanical statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the year ended June 30, 2001 included in the company's Annual Report on Form 10-KSB.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

  all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
  intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
  acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
  effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
  all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Management's preliminary assessment of these Statements is that they will not have a material impact on the company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accoutning for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effctive for financial statements issued for fiscal years beginning after December 15, 2001.

The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

3. CONVERTIBLE LOAN DEBENTURES

On November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated "Lee" whereby Lee provided funding of $1,500,000 in the form of a floating rate subordinated convertible debenture convertible into 6,902,429 common shares. The $1,500,000 subordinated convertible debentures consist of a series of six debentures (Series "A-F") of $250,000 each that were issued by the Company during the year ended June 30, 2001.

On July 30, 2001, the Company amended this Investment Agreement dated November 1, 2000 with Lee whereby Lee will provide additional funding of up to $1,500,000 in the form of floating rate subordinated convertible debentures. This will result in a total investment by Lee of $3,000,000 if all debentures are funded. The additional $1,500,000 subordinated convertible debentures consist of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of twelve debentures (Series "G-R") ranging in value from $50,000 to $310,000 each that will be funded during the period from August 10, 2001 to July 1, 2002. The Company received $810,000 under the debenture series "G" to "K" through December 31, 2001. The Amended Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debentures into 8,522,727 common shares of the Company at a conversion price of $0.176.

Should Lee convert the $3,000,000 in debentures it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the debentures to common shares the Company is required to repay all outstanding debentures on October 31, 2003.

The Amended Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of December 31, 2001, the Company is in compliance with all the covenants in the Investment Agreement. Each of the subordinated convertible debentures bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debentures can be paid or converted into shares of the Company's common stock at fair market value on the date of conversion at the option of Lee. In conjunction with the Amended Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement and the Collateral License Agreement and the Registration Rights Agreement to reflect the Series G-R debentures.

On January 3, 2002, The Company received $100,000 from Lee representing the seventh instalment, Series "L", of its amended Investment Agreement with Lee Enterprises Incorporated.

4. SHARE CAPITAL

[a] Common stock

On July 25, 2001, the Company issued 100,000 common shares at $0.25 per share upon exercise of warrants. In lieu of cash payment, the exercise price was settled in payment of accounts payable of $25,000.

On December 12, 2001, the Company issued 160,000 common shares to a vendor for marketing services with a fair market value of $4,800.

[b] Stock options

On August 25, 1999, and as amended on November 29, 2000, the Board of Directors approved the creation of the Corporate Stock Option Plan ("Plan") pursuant to which the Company has reserved 3,000,000 [June 30, 2001 - 3,000,000] shares of common stock. The term and vesting period of options are determined by the directors at the date of grant. The majority of the options granted to date are exercisable over a four year period and vest on a cumulative basis at 1/3 per year.

On November 29, 2001, the Company granted 75,000 stock options to a consultant for services rendered to the Company during the quarter ended December 31, 2001. Each stock option is exercisable into one common share of the Company at a price of $0.25 per share through November 30, 2004. The estimated fair value of these stock options at the date of issuance of $450 was recorded as an expense in the consolidated statement of loss for the quarter ended December 31, 2001. The Black Scholes option pricing model was used to value the warrants with the following assumptions: no dividend yield; risk-free interest rate of 5.0%; expected volatility of 1.531; and an expected life of 3.0 years.

Stock option transactions for the quarter ending December 31, 2001 are summarized below:

	Shares	Outstanding options
	Available under option	Shares	Weighted average exercise price
	#	#	$

Balance, June 30, 2001	1,100,000	1,900,000	0.25
Granted, November 29, 2001 Forfeited	(145,000) 55,000	145,000 (55,000)	0.25 0.25
Balance, December 31, 2001	1,010,000	1,990,000	0.25

The following table summarizes information about stock options that are outstanding at December 31, 2001:

		Options outstanding	Options exercisable
Exercise price	Number outstanding at December 31, 2001	Weighted- average remaining	Number outstanding at December 31, 2001	Weighted- average exercise price
$	#	contractual life	#	$

0.25	1,990,000	2.44	773,333	0.25

[c] Warrants

The following represents a summary of warrants outstanding at December 31, 2001:

Outstanding warrants
	Shares	Exercise price
Grant Date	#	$	Expiry date
September 30, 1999 October 13, 1999 December 10, 1999 January 18, 2000 January 31, 2000 May 1, 2000 May 18, 2000 June 13, 2000 November 10, 2000 June 26, 2001	465,800 132,138 408,000 138,000 500,000 405,240 280,000 541,600 200,000 160,000	0.25 0.25 0.25 0.25 0.25 0.25 0.25 0.25 0.25 0.25	September 30, 2002 October 13, 2002 December 10, 2002 January 18, 2003 January 31, 2003 May 1, 2003 May 18, 2003 June 13, 2003 November 10, 2003 June 26, 2004
Balance, December 31, 2001	3,230,778

On September 27, 2001, the Company extended the warrant expiry dates on all outstanding warrants issued by one year.

[d] Loss per common share

For the three and six months ended December 31, 2001 and 2000, all of the Company's common shares issuable upon the exercise of stock options and warrants were excluded from the determination of diluted loss per share, as their effect would be anti-dilutive.

5. COMPARATIVE FIGURES

Certain comparative figures have been reclassified from statements previously presented to conform to the presentation adopted in the current quarter.

6. SUBSEQUENT EVENT

On January 3, 2002, The Company received $100,000 from Lee representing the seventh instalment, Series "L", of its amended Investment Agreement with Lee Enterprises Incorporated.

Item 2. Management's Discussion and Analysis

General

The Company incurred a loss for the three months ended December 31, 2001 of $494,102 as compared to a loss of $619,036 for the same period in 2000, a decrease of $124,934.

The decrease in loss for the three months ended December 31, 2001 of $124,934 is the result of increased revenues and reduced expenses resulting primarily from the following items compared to the same three months ended December 31, 2000:

Summary of Improved Operating Loss:

  Improved Revenue $68,404

  Increased Cost of Sales ($59,663)

  Decreased Operating expenses $145,526

  Increased Interest expenses ($13,380)

Revenue

The Company recorded revenue of $96,421 in the three months ended December 31, 2001 an increase of $68,404 over the same three month period in 2000. This revenue increase resulted primarily from more customer advertisements sold by our existing media partners with their newspaper portal sites. Although training revenue decreased by $2,548, other revenue items increased by $70,952 during the three months ended December 31, 2001 compared to the same period ended December 31, 2000.

Lee portal sites accounted for $73,000 of revenue for the quarter ended December 31, 2001.

Cost of sales

Cost of sales increased by $59,663 for this quarter compared to the same quarter ended December 31, 2000 due primarily to increased licencing fees of approximately $56,500, associated with acquiring additional content information such as business listings for Canada and editorial content for special sections.

Operating expenses

Operating expenses decreased by $145,526 for the quarter ended December 31, 2001 compared to the same quarter ended December 31, 2000. The decrease is due primarily to decreases in sales and marketing expenses, development and technology and finance and administration expenses.

  Decrease in sales and marketing expenses of $31,387 this quarter is the result of additional sales staff at a cost of approximately $21,300, increases in additional rent for sales office in Kirkland, Washington of approximately $9,700 and less promotional advertising materials and travel expenses of approximately $61,800
  Decrease in development and technology expenses this quarter of approximately $53,600 was primarily due to fewer technology consultants hired for specialized projects of approximately $8,800 and capitalization of programmers' salary expenses to product development cost of approximately $45,800 compared to the previous quarter ended December 31, 2000.
  Decrease in finance and administration expenses of approximately $60,400 is primarily attributable to decreased in cost of professional services this quarter compared to the quarter ended December 31, 2000.

Interest expenses

Other interest expense increased by $13,380 for this quarter compared to the previous quarter ended December 31, 2000. The increase in interest expense is the result of interest paid and interest payable on the loans from Lee and other shareholders.

Financing and Liquidity

As of December 31, 2001, the Company had a overdraft cash balance of $26,659, a working capital deficiency of $761,629 that included shareholders' loans of $274,370, a demand instalment loan of $157,198, accounts payables and accrued liabilities of $368,603, deferred revenue of $98 and current portion of obligations under capital lease of $19,055.

On July 30, 2001, the Company amended the Investment Agreement dated November 1, 2000 with Lee, whereby Lee will provide additional funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture (series G-R debentures). This will result in a total investment by Lee of $3,000,000 if all debentures are funded. The additional $1,500,000 subordinated convertible debenture consists of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of twelve debentures (series G-R) ranging in value from $50,000 to $310,000 each. The series G-R debentures would be funded from August 10, 2001 to July 1, 2002. The Company received $810,000 under the debenture series "G" to "K" through December 31, 2001. The Amended Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.176 per common share. The first investment of $1,500,000 allowed Lee to convert their series "A-F" debentures to 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share. Should Lee convert the $3,000,000 in debentures it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the debentures to common shares the Company will have to repay all outstanding debentures on October 31, 2003. The Amended Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of December 31, 2001, the Company is in compliance with all the covenants in the Investment Agreement. Each of the subordinated convertible debentures bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture can be repaid or converted to shares of the Company at fair market value on the date of conversion at Lee's option. In conjunction with the Amended Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement, the Collateral License Agreement and the Registration Rights Agreements to reflect the series G-R debentures. On January 3, 2002, The Company received $100,000 from Lee representing the seventh instalment, Series "L", of its amended Investment Agreement with Lee Enterprises Incorporated.

Based on the forecasted expenditures for the three months ended December 31, 2001, the Company forecast minimum annual operating cash requirements of approximately $2.4 million. The Lee investment of $1.5 million provides the Company 63% of its forecasted operating cash requirement until July 1, 2002. Revenue from new media companies under contracts in June 2001 will help to offset the Company's cash flow shortfall of $900,000. The Company expects to see additional revenues from clients signed in the later part of fiscal 2001 as they will continue to launch additional Special Sections over their original Special Section launched. A number of clients signed in the later part of the year have multiple newspapers which are commencing to launch Special Sections across their newspapers such as Freedom Newspapers. Based on the Company's success of signing new contracts CityXpress expects to sign additional contracts with new media companies that will provide additional operating cash.

Plan of Operation

The Company is dependent on obtaining additional financing for ongoing operation, capital expenditures and working capital. There is no assurance that such financing will be available when required by or under terms favorable to the Company.

The Company anticipates that media revenue from Lee will grow as Lee implements the Company's products at more of its daily newspapers. Revenue generated from Lee for the second quarter ended December 31, 2001 amounted to $73,000. Revenue from Lee over the third quarter is expected to increase as Lee is continuing to roll out Special Sections across their daily newspaper properties, which will result in increased revenue to the Company. The Company also expects revenue to grow because each newspaper will launch multiple Special Sections. Commencing January 1, 2002, Freedom Communications has contracted to roll out 136 Special Sections across 17 Freedom portal sites for 25 newspapers. Promotional revenue for these 136 Special Sections will begin in January 2002 and increase monthly in the third quarter. Editorial Content fees and Directory Database fees will be approximately $100,000 during the year 2002 and the promotional revenue portion is expected to be significant. The Company also expects to see increasing revenues from the Special Sections launched by VanNet Newspapers and Buffalo.com. Most of these newspapers launched their first Special Sections between May 2001 and September 2001, so the majority of the revenue generated will be recorded in our June 30, 2002 year-end. VanNet and Buffalo.com are scheduled to launch additional Special Sections over the original Special Sections launched.

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

Item 3. Quantative and qualitative disclosure of market risk

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

Item 2. Changes in Securities and Uses of Proceeds

During the second quarter ended December 31, 2001, the Company received an additional $300,000 in funding from Lee Enterprises Incorporated under a convertible debenture. The Company received $200,000 on October 9, 2001 and $100,000 on November 29, 2001.

For additional information please refer to the Financing and Liquidity section in this Form 10-QSB under Item 2 Management's Discussion and Analysis.

The Company claims exemption from the registration requirements of the Securities Act of 1933 as amended under Section 4(2) and Regulation D under that Act.

On December 12, 2001, the Company issued 160,000 common shares to a vendor for marketing services with a fair market value of $4,800.

The Company claims exemption from the registration requirements of the Securities Act of 1933 as amended under Section 4(2) and Regulation D under that Act.

Item 3. Defaults Upon Senior Securities

There have been no defaults by the Company regarding any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

The 2001 Annual Meeting of Shareholders of CityXpress.com, Corp. was held on November 29, 2001.

A total of 18,195,338 shares of the Company's common stock were present or represented by proxy at the meeting. This represented more than 79% of the outstanding shares of the Company's common stock.

The individuals named below were re-elected as Directors:

Name	Votes Received	Votes Withheld
Ken Spencer	18,121,868	73,470
Phil Dubois	18,118,868	76,470
Ken Bradley	18,118,368	76,970
Bob Smart	18,120,868	74,470

The shareholders approved an amendment to the Company's articles of incorporation to change the name of the Company from CityXpress.com Corp. to CityXpress Corp.

17,614,832	Voted For
494,506	Voted Against
86,000	Abstained

The shareholders approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

17,527,373	Voted For
658,365	Voted Against
10,100	Abstained

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Form 8K reporting under Item 4 dated December 28, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CityXpress.com Corp.

Date: February 14, 2002 /s/ Ken Bradley

Signature

Ken Bradley

Print Name

Chief Operating Officer & CFO

Title