Form 10-Q
period 2002-03-31
CITYXPRESS COM CORP
filed 2002-05-14
CIK 1104867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

CityXpress Corp

____________________________

Name of business

Florida 98-0232838

__________________ _________________________

State of incorporation IRS Employer Identification No.

Suite 200-1727 West Broadway Vancouver, BC Canada V6J 4W6

_____________________________________________________

Phone Number 604-638-3811 Fax Number 604-638-3808

CityXpress Corp.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 25, 2002: 23,303,898 common shares.

Transitional Small Business Disclosure Format (check one) Yes X_ No __

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

Part I-Financial Information

Item 1. Third Quarter Financial Statements ending March 31, 2002

Consolidated unaudited interim financial statements of the Company for the three and nine month periods ended March 31, 2002 and March 31, 2001. All figures are presented in U.S. Currency, unless otherwise stated.

CONSOLIDATED BALANCE SHEETS

[See Basis of Presentation - Note 1] [Unaudited] (Expressed in U.S. dollars)

As at March 31	March 31	June 30
	2002	2001
ASSETS
Cash and cash equivalents	290	32,274
Accounts receivable, net of allowance for doubtful accounts of $nil in March 31, 2002 and June 30, 2001	35,186	19,087
Other receivables	1,575	7,192
Prepaid expenses and other	21,935	23,647
Total current assets	58,696	82,200
Capital assets, net	236,274	199,178
eCommerce technology, net of amortization of $1,416,484 at March 31, 2002 and $1,141,150 at June 30, 2001	N/A	275,334
Total assets	295,260	556,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable	265,760	183,941
Accrued liabilities	307,080	136,965
Demand instalment loan	154,272	161,830
Stockholders' loans	273,669	284,246
Deferred revenue	6,834	514
Current portion of obligations under capital leases	26,380	17,209
Total current liabilities	1,033,995	784,705

Obligations under capital leases	42,929	40,960
Loans payable	350,000	290,000
Convertible loan debentures [note 3]	2,510,000	1,500,000
Deferred tax liability	N/A	93,100
Total liabilities	3,936,924	2,708,765

Stockholders' deficiency
Share capital [note 4] Common stock - $0.001 par value Authorized shares: 100,000,000 (50,000,000 at June 30, 2001) Issued and outstanding: 23,303,898 at March 31, 2002 and 23,043,898 at June 30, 2001	23,304	23,044
Additional paid in capital Additional paid in capital	5,843,305	5,813,315
Accumulated other comprehensive income	19,625	19,625
Deficit	(9,527,898)	(8,008,037)
Total stockholders' deficiency	(3,641,664)	(2,152,053)
Total liabilities and stockholders' equity	295,260	556,712
See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS

[See Basis of Presentation - Note 1] [Unaudited] (Expressed in U.S. dollars)

	3 Months ended March 31 2002	3 Months ended March 31 2001	9 Months ended March 31 2002	9 Months ended March 31 2001
	$	$	$	$
Revenue
Advertising and promotional	58,413	26,551	143,897	106,089
Editorial content	41,592	N/A	67,566	N/A
Training	56	6,677	17,567	22,109
Custom development	1,800	297	35,550	9,160
Auction	3,754	N/A	3,754	N/A
Total revenues	105,615	33,625	268,334	137,358
Cost of sales	129,678	108,928	410,231	256,631
Gross loss	(24,063)	(75,303)	(141,897)	(119,273)

Operating expenses
Sales and marketing	114,180	152,176	339,106	362,557
Product development and technology	72,958	118,118	216,650	304,293
Finance and administration	154,080	139,541	514,909	566,545
Amortization of eCommerce technology	39,234	118,050	275,334	354,150
	380,452	527,885	1,345,999	1,587,545
Loss before other income (expense)	(404,515)	(603,188)	(1,487,896)	(1,706,818)
Other income (expense)
Interest	(39,093)	(34,436)	(123,385)	(77,372)
Loss on disposal of capital asset	N/A	N/A	N/A	(423)
Miscellaneous income	32	177	63	429
Foreign exchange gain (loss)	(2,737)	3,427	(1,743)	1,924
Total other expense (expense)	(41,798)	(30,832)	(125,065)	(75,442)
Loss before income taxes	(446,313)	(634,020)	(1,612,961)	(1,782,260)
Deferred income tax recovery	13,100	40,000	93,100	120,000
Net loss and comprehensive loss for the period	(433,213)	(594,020)	(1,519,861)	(1,662,260)
Net loss per common share [note 4(d)]
Basic and diluted	(0.02)	(0.03)	(0.06)	(0.07)
Weighted average number of common shares [note 4(d)]
Basic and diluted	23,303,898	23,008,098	23,195,009	23,008,098
See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

[See Basis of Presentation - Note 1] [Unaudited] (Expressed in U.S. dollars)

	Common stock #	Common stock to be issued #	Common stock issued and outstanding $	Common stock to be issued $	Additional paid in capital $	Accumulated other comprehensive income $	Deficit $	Total stockholders' equity (deficit) $
Year ended June 30, 2001
Balance at June 30, 2000	23,008,098	N/A	23,008	N/A	5,679,250	19,625	(5,689,698)	32,185
Shares issued for services rendered	35,800	N/A	36	N/A	8,914	N/A	N/A	8,950
Stock based compensation	N/A	N/A	N/A	N/A	125,151	N/A	N/A	125,151
Net loss for the year	N/A	N/A	N/A	N/A	N/A	N/A	(2,318,339)	(2,318,339)
Balance at June 30, 2001	23,043,898	N/A	23,044	N/A	5,813,315	19,625	(8,008,037)	(2,152,053)
9 months ended March 31, 2002
Shares issued for exercise of warrants [note 4[a]	100,000	N/A	100	N/A	24,900	N/A	N/A	25,000
Shares issued for services rendered [note 4[a]	160,000	N/A	160	N/A	4,640	N/A	N/A	4,800
Stock based compensation [note 4[b]	N/A	N/A	N/A	N/A	450	N/A	N/A	450
Net loss for the period	N/A	N/A	N/A	N/A	N/A	N/A	(1,519,861)	(1,519,861)
Balance at March 31, 2002	23,303,898	N/A	23,304	N/A	5,843,305	19,625	(9,527,898)	(3,641,664)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

[See Basis of Presentation - Note 1] [Unaudited] (Expressed in U.S. dollars)

Nine months ended March 31	2002	2001
	$	$
OPERATING ACTIVITIES
Loss for the period	(1,519,861)	(1,662,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	275,334	354,150
Depreciation	80,144	35,850
Loss on disposal of capital assets	N/A	423
Deferred income tax recovery	(93,100)	(120,000)
Deferred revenue	6,320	(515)
Shares issued for services rendered	4,800	N/A
Stock based compensation	450	63,693
Unrealized foreign exchange gain	N/A	(3,427)
Changes in operating assets and liabilities:
Accounts receivable	(16,099)	(25,215)
Other receivables	5,617	7,887
Prepaid expenses and other	1,712	130,978
Accounts payable	106,819	(184,848)
Accrued liabilities	170,115	21,733
Net cash used in operating activities	(977,749)	(1,381,551)

INVESTING ACTIVITIES
Purchase of capital assets	(92,453)	(41,095)
Proceeds from sale of capital assets	N/A	910
Net cash used in investing activities	(92,453)	(40,185)

FINANCING ACTIVITIES
Loans payable	60,000	290,000
Convertible loan debentures	1,010,000	1,250,000
Repayment of demand instalment loan	(7,558)	(3,472)
Repayments under capital leases	(13,647)	N/A
Repayment of shareholders' loans	(10,577)	(34,300)
Net cash provided by financing activities	1,038,218	1,502,228
Effect of foreign exchange rate changes on cash	N/A	2,029
Net increase (decrease) in cash and cash equivalents during the period	(31,984)	82,521
Cash and cash equivalents, beginning of period	32,274	38,963
Cash and cash equivalents, end of period	290	121,484
Supplemental disclosure
Interest paid	38,599	31,557
Non cash investing and financing transaction not included in cash flows
Property and equipment acquired with capital leases	24,787	N/A
See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited] (Expressed in US dollars)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated under the laws of the state of Florida. On November 29, 2001, the Shareholders approved a change in name of the Company to CityXpress Corp ("Company").

The Company has developed a suite of online products that provides newspapers with solutions through which they can defend and extend their position as the dominant means for local advertisers to promote themselves to local consumers. The Company's suite of proprietary products, delivered to the market as the online version of a newspaper Special Section, integrates niche editorial content with advertising and promotional tools that promotes a newspaper's brand and increases traffic. The Company intends to build further alliances with media companies who own newspaper and television stations. The Company currently operates in only one industry segment and its marketing efforts are currently targeted to the North American market.

The Company's unaudited interim consolidated financial statements for the three and nine month periods ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $433,213 for the three months ended March 31, 2002 and has a working capital deficiency of $975,299 and an accumulated deficit of $9,527,898 at March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture fundings and through financing agreements with its clients. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

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
  goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
  effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
  all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

Management's preliminary assessment of these Statements is that they will not have a material impact on the company's financial position or results of operations.

3. CONVERTIBLE DEBENTURES

On November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated ("Lee") whereby Lee provided funding of $1,500,000 in the form of a floating rate subordinated convertible debenture convertible into 6,902,429 common shares at $0.2173 per share. The $1,500,000 subordinated convertible debentures consist of a series of six debentures (Series "A-F") of $250,000 each that were issued by the Company during the year ended June 30, 2001.

On July 30, 2001, the Company amended this Investment Agreement dated November 1, 2000 with Lee whereby Lee will provide additional funding of up to $1,500,000 in the form of floating rate subordinated convertible debentures. This will result in a total investment by Lee of $3,000,000 if all debentures are funded. The additional $1,500,000 subordinated convertible debentures consist of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of twelve debentures (Series "G-R") ranging in value from $50,000 to $310,000 each that will be funded during the period from August 10, 2001 to July 1, 2002. The Company received $1,010,000 under the debenture series "G" to "N" through March 31, 2002. The Amended Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debentures into 8,522,727 common shares of the Company at a conversion price of $0.176.

Should Lee convert the $3,000,000 in debentures it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the debentures to common shares the Company is required to repay all outstanding debentures on October 31, 2003.

The Amended Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of March 31, 2002, the Company is in compliance with all the covenants in the Investment Agreement. Each of the subordinated convertible debentures bears interest at the Wall Street Journal rate less 1%. As at March 31, 2002, the effective interest rate on the debentures is 4.27%. Interest due on the convertible debentures can be paid or converted into shares of the Company's common stock at fair market value on the date of conversion at the option of Lee. In conjunction with the Amended Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement and the Collateral License Agreement and the Registration Rights Agreement to reflect the Series G-R debentures.

On April 3, 2002, The Company received $100,000 from Lee representing the tenth instalment, Series "O", of its amended Investment Agreement with Lee Enterprises Incorporated.

4. CAPITAL STOCK

[a] Common stock

On July 25, 2001, the Company issued 100,000 common shares at $0.25 per share upon exercise of warrants. In lieu of cash payment, the exercise price was settled in payment of accounts payable of $25,000.

On December 12, 2001, the Company issued 160,000 common shares to a vendor for marketing services with a fair market value of $4,800.

[b] Stock options

On August 25, 1999, and as amended on November 29, 2000, the Board of Directors approved the creation of the Corporate Stock Option Plan ("Plan") pursuant to which the Company has reserved 3,000,000 shares of common stock. The term and vesting period of options are determined by the directors at the date of grant. The majority of the options granted to date are exercisable over a four year period and vest on a cumulative basis at 1/3 per year.

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

Stock option transactions for the nine months ended March 31, 2002 are summarized below:

	Shares	Outstanding options
	Available under option	Shares	Weighted average exercise price
	#	#	$
Balance June 30, 2001	1,100,000	1,900,000	0.25
Granted, November 29, 2001	(145,000)	145,000	0.25
Forfeited	75,000	(75,000)	0.25
Balance March 31, 2002	1,030,000	1,970,000	0.25

The following table summarizes information about stock options that are outstanding at March, 2002:

	Options	outstanding	Options exercisable
Exercise price	Number outstanding at March 31, 2002	Weighted- average remaining contractual life	Number outstanding at March 31, 2002	Weighted- average exercise price
$	#		#	$
0.25	1,970,000	2.19	796,666	0.25

[c] Warrants

The following represents a summary of warrants outstanding at March 31, 2002:

	Outstanding warrants
	Shares	Exercise price
Grant Date	#	$	Expiry date
September 30, 1999	465,800	0.25	September 30, 2002
October 13, 1999	132,138	0.25	October 13, 2002
December 10, 1999	408,000	0.25	December 10, 2002
January 18, 2000	138,000	0.25	January 18, 2003
January 31, 2000	500,000	0.25	January 31, 2003
May 1, 2000	405,240	0.25	May 1, 2003
May 18, 2000	280,000	0.25	May 18, 2003
June 13, 2000	541,600	0.25	June 13, 2003
November 10, 2000	200,000	0.25	November 10, 2003
June 26, 2001	160,000	0.25	June 26, 2004
Balance March 31 2002	3,230,778

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

Item 2. Management's Discussion and Analysis

General

The Company incurred a loss for the three months ended March 31, 2002 of $433,213 as compared to a loss of $594,020 for the same period in 2001, a decrease of $160,807.

The decrease in loss for the three months ended March 31, 2002 of $160,807 is the result of increased revenues and reduced expenses resulting primarily from the following items compared to the same three months ended March 31, 2001:

Summary of Improved Operating Loss:

Improved Revenue	$71,990
Increased Cost of Sales	($20,750)
Decreased Operating Expenses	$147,432
Increased Interest expenses	($4,657)

The Company's operating losses have been decreasing in a continued downward trend as experienced in the last four quarters.

Revenue

The Company recorded revenue of $105,615 in the three months ended March 31, 2002 an increase of $71,990 over the same three month period in 2001. Total revenues have been increasing in a continued upward trend for the last six quarters. This revenue increase resulted primarily from both more customer advertisements sold by our existing media partners and increase in editorial content fees sold to their newspaper portal sites. Editorial content data is added to our customers' special sections and content revenue is earned on a periodic basis. Although training revenue decreased by $6,622, other revenue items including newly launched auctions increased by $78,612 during the three months ended March 31, 2002 compared to the same period ended March 31, 2001. Training revenue is dependent on the customer's needs and can fluctuate each quarter. Auction revenue is generated by the Company when a customer uses our auction product and services to host an online auction in their portal sites.

Lee portal sites accounted for $59,209 of revenue for the quarter ended March 31, 2002.

Cost of sales

Cost of sales increased by $20,750 for this quarter compared to the same quarter ended March 31, 2001 due primarily to increased licencing fees of approximately $29,800, associated with acquiring additional content information such as business listings for Canada. Content information acquired is used to enhance the customer's special sections and the costs of content information do not increase for each special section launched.

Operating expenses

Operating expenses decreased by $147,432 for the quarter ended March 31, 2002 compared to the same quarter ended March 31, 2001. The decrease is due primarily to decreases in sales and marketing, development and technology and amortization of eCommerce technology expenses.

  Decrease in sales and marketing expenses of $37,996 this quarter is the result of increases in additional rent for sales office in Kirkland, Washington of approximately $6,500 and less promotional advertising materials and travel expenses of approximately $42,600.
  Decrease in development and technology expenses this quarter of approximately $45,100 was primarily due to fewer technology consultants hired for specialized projects of approximately $24,800 and capitalization of programmers' salary expenses to product development cost of approximately $19,200 compared to the previous quarter ended March 31, 2001.
  Decrease in amortization of eCommerce technology expenses of approximately $78,800, a non cash item, is primarily attributable to remaining smaller balance being amortized this quarter compared to the quarter ended March 31, 2001.

Interest expenses

Other interest expense increased by $4,657 for this quarter compared to the previous quarter ended March 31, 2001. The increase in interest expense is the result of interest paid and interest payable on the loans from Lee and equipment leases.

Financing and Liquidity

As of March 31, 2002, the Company had a cash balance of $290, a working capital deficiency of $975,299 that included shareholders' loans of $273,669, a demand instalment loan of $154,272, accounts payables and accrued liabilities of $572,840, deferred revenue of $6,834 and current portion of obligations under capital lease of $26,380.

On July 30, 2001, the Company amended the Investment Agreement dated November 1, 2000 with Lee, whereby Lee will provide additional funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture (series G-R debentures). This will result in a total investment by Lee of $3,000,000 if all debentures are funded. The additional $1,500,000 subordinated convertible debenture consists of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of twelve debentures (series G-R) ranging in value from $50,000 to $310,000 each. The series G-R debentures would be funded from August 10, 2001 to July 1, 2002. The Company received $1,010,000 under the debenture series "G" to "N" through March 31, 2002. The Amended Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.176 per common share. The first investment of $1,500,000 allowed Lee to convert their series "A-F" debentures to 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share. Should Lee convert the $3,000,000 in debentures it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the debentures to common shares the Company will have to repay all outstanding debentures on October 31, 2003. The Amended Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of March 31, 2002, the Company is in compliance with all the covenants in the Investment Agreement. Each of the subordinated convertible debentures bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture can be repaid or converted to shares of the Company at fair market value on the date of conversion at Lee's option. In conjunction with the Amended Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement, the Collateral License Agreement and the Registration Rights Agreements to reflect the series G-R debentures. On April 3, 2002, The Company received $100,000 from Lee representing the seventh instalment, Series "O", of its amended Investment Agreement with Lee Enterprises Incorporated.

Based on the forecasted expenditures for the three months ended March 31, 2002, the Company forecast minimum annual operating cash requirements of approximately $2.4 million. The Lee investment of $1.5 million provides the Company 63% of its forecasted operating cash requirement until July 1, 2002. Revenue from new media companies under contracts in June 2001 will help to offset the Company's cash flow shortfall of $900,000. The Company expects to see additional revenues from clients signed in the later part of fiscal 2002 as they will continue to launch additional Special Sections over their original Special Section launched. A number of clients signed in the later part of the year have multiple newspapers which are commencing to launch Special Sections across their newspapers such as Freedom Newspapers. Based on the Company's success of signing new contracts CityXpress expects to sign additional contracts with new media companies that will provide additional operating cash.

Plan of Operation

The Company is dependent on obtaining additional financing for ongoing operation, capital expenditures and working capital. There is no assurance that such financing will be available when required by or under terms favorable to the Company.

The Company anticipates that media revenue from Lee will grow as Lee implements the Company's products at more of its daily newspapers. Revenue generated from Lee for the third quarter ended March 31, 2002 amounted to $59,209. Revenue from Lee over the fourth quarter is expected to increase as Lee is continuing to roll out Special Sections across their daily newspaper properties, which will result in increased revenue to the Company. The Company also expects revenue to grow because each newspaper will launch multiple Special Sections. On January 1, 2002, Freedom Communications Inc. has contracted to roll out 136 Special Sections across 17 Freedom portal sites for 25 newspapers. Promotional revenue for these 136 Special Sections began in January 2002 and is expected to increase monthly in the fourth quarter. Editorial Content fees and Directory Database fees will be approximately $100,000 during the year 2002 and the promotional revenue is expected to be significant. The Company also expects to see increasing revenues from the Special Sections launched by existing clients such as new Special Section clients, VanNet Newspapers, Buffalo.com and Bakersfield. The Company also expects to generate additional revenue from its newly launched auction product during the fourth quarter of our 2002 fiscal year.

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

The Company is presently seeking additional funding through private offerings of equity and debt with individuals, institutions and media partners. The Company believes it can raise additional funds through these offerings.

The management of the Company believes that it will generate sufficient cash to fund its operations for the 12-month period ending June 30, 2002 through private placements and other types of venture fundings and through financing arrangements with its clients, including Lee.

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

Item 2. Changes in Securities and Uses of Proceeds

During the third quarter ended March 31, 2002, the Company received an additional $300,000 in funding from Lee Enterprises Incorporated under three (3) convertible debentures. The Company received $100,000 on January 3, 2002 and issued its series "L" floating rate subordinated convertible debenture, $100,000 on January 31, 2002 and issued its series "M" floating rate subordinated convertible debenture and $100,000 on March 11, 2002 and issued its series "N" floating rate subordinated convertible debenture.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CityXpress Corp.

Date: May 14, 2002 /s/ Ken Bradley

Signature

Ken Bradley

Print Name

Chief Operating Officer & CFO

Title