Form 10KSB
period 2002-06-30
CITYXPRESS COM CORP
filed 2002-10-15
CIK 1104867

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
 Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                    For the fiscal year ended June 30, 2002.

                                CityXpress Corp
                                ---------------
                               (Name of business)
           Florida                                          98-0232838
           -------                                          ----------
   (State of incorporation)                       (IRS Employer Identification)

           Suite 200-1727 West Broadway Vancouver, BC Canada V6J 4W6
           ---------------------------------------------------------
                   (Address of principal executive offices)

    Issuer's Telephone Number 604-638-3811 Issuer's Fax Number 604-638-3808

         Securities registered under Section 12(g) of the Exchange Act:
                  Common Shares, Par Value of $0.001 per Share
                  --------------------------------------------
                                (Title of Class)

                   Name of each exchange on which registered:
                            NASD OTC BULLETIN BOARD
                            -----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year ended June 30, 2002 is $414,530.

The aggregate market value of the voting common equity held by non-affiliates computed at the average bid and asked price of common equity, as of September 21, 2002 based on 13,841,595 non-affiliate common shares is $553,664.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 27, 2002 24,308,175 common shares

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in PARTIII of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Transitional Small Business Disclosure Format  (Check one): Yes [X] No [ ].
--------------------------------------------------------------------------------

TABLE OF CONTENTS

PART I                                                                                                 4
ITEM 1.  Description Of Business.....................................................................  4
ITEM 2.  Description Of Property.....................................................................  13
ITEM 3.  Legal Proceedings...........................................................................  13
ITEM 4.  Submission Of Matters To A Vote Of Security Holders.........................................  13

PART II                                                                                                14
ITEM 5.  Market Price Of And Dividends On The Registrant's Common Equity And Other
Shareholder Matters..................................................................................  14
ITEM 6.  Management's Discussion And Analysis Or Plan Of Operation...................................  15
ITEM 7.  Financial Statements........................................................................  23
ITEM 8.  Changes In And Disagreements With Accountants...............................................  24

PART III                                                                                               25
ITEM 9.  Directors Executive Officers And Significant Employees: Compliance With
Section 16(A) Of The Exchange Act....................................................................  25
ITEM 10.  Remuneration Of Directors And Executive Officers...........................................  28
ITEM 11.  Security Ownership Of Management And Certain Securityholders...............................  33
ITEM 12.  Interest Of Management And Others In Certain Transactions..................................  35
ITEM 13.  Compliance With Section 16(A) Of The Exchange Act..........................................  37
ITEM 14.  Reports On Form 8K.........................................................................  37

PART F/S                                                                                               40

PART III EXHIBITS                                                                                      41

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         CityXpress Corp (the "Company"), a Vancouver-based technology company, has developed a suite of online products that provide newspapers with powerful solutions through which they can extend their position as the dominant means for local advertisers to promote themselves to local consumers. The Company's auction product allows newspapers to auction vendor's products in exchange for advertising credits with the newspaper, with the newspaper retaining the cash from all products that are sold in the auction. The Company's online special sections, designed to complement the sections newspapers run regularly in their print editions, integrates niche editorial content with advertising and promotional tools that leverage a newspaper's brand and traffic. Through alliances with newspapers, CityXpress is building a North American presence for its products, utilizing the advertising sales forces of its customers to sell its suite of promotional products.

         The Company's XpressAuctions(TM) product offers newspapers the opportunity to boost advertising sales to local merchants through auctions that the newspaper sponsors throughout the year. The program delivers incremental revenue to the newspaper, as they retain the cash generated from the auction, and a unique low-cost promotion to the merchant who receives advertising credits with the newspaper equivalent to the retail value of the merchandise placed in the auction. XpressAuctions(TM) provides a complete package for the management and running of the newspaper's auction, with extensive workflow features built in to ease the work effort required by the newspaper. The auction is hosted by CityXpress on its high capacity servers and complete support is provided to help the newspaper launch, sell and implement a successful auction program.

         As well as enriching the content on their web sites, the Company's Special Sections offer newspapers a proven means of engaging print sales reps in the sale of online products. Sales campaigns can now be implemented that co-ordinate the selling of print and online products around a niche Special Section, so that a single call to an advertiser can result in the sale of a package of print and online advertising and promotions. The Special Section, a well-used device to "spike" print advertising revenue, becomes the focal point for a sales blitz. By rolling out online Special Sections throughout the year in conjunction with their print equivalents, newspapers can effectively engage their print sales staff in their online efforts throughout the year.

         Through alliances with newspapers whose portals have established a dominant position in their markets, the Company enjoys two significant advantages:

    - We leverage our partners' brand and the traffic they are already generating to their sites
    - We gain immediate distribution for our products in our partners' markets through their print sales force.

         Our solutions appeal to our partners' local advertising customers because:

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

         On November 29, 2001, the Company changed its name to CityXpress Corp from CityXpress.com Corp.

CORPORATE STRUCTURE

         CityXpress Corp has the following corporate structure:

         -    A Florida registered public company called CityXpress Corp

         -    CityXpress Corp has two private Canadian-based subsidiaries:

                  -    WelcomeTo Search Engine Inc.

                  -    Xceedx Technologies Inc.

         All financial reporting for the Company is a consolidation of these three companies.

INDUSTRY BACKGROUND

         Newspapers have long been the primary vehicles through which local merchants promote their products and services to local consumers. Alone for years in most markets with few well-funded competitors, newspapers have built tremendous brand equity. With the advent of the Internet, they moved quickly to protect their two major sources of advertising revenue, classified and display, by establishing local web portals to complement their print operations. Although these sites benefited from superior brand awareness, newspapers are being seriously challenged by powerful new online only competitors.

         According to studies released by the Newspaper Association of America
(NAA), newspaper sponsored online properties are being outperformed when measured against the benefits that pure online competitors such as AOL DigitalCity, CitySearch and Monster.com are delivering to local merchants. This represents a direct threat to the heart of a newspaper's display and classified advertising revenue. Newspapers recognize that how they meet this challenge will directly impact their long-term ability to maintain brand equity and market share.

         Over and above the external threat, newspapers face the challenge of quickly adapting business practices that have evolved over decades to meet the demands of an Internet-based business. Paid subscriptions, one of their major sources of revenue in the print world, are unpopular in an online environment where users are provided free access to a vast array of content. Online advertising revenue is expected to fill this void but the amount of revenue that is being generated today is insufficient to support a dedicated online sales force. Newspapers must engage their existing print sales forces to profitably generate online revenue from their sites.

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

TARGET MARKET (1)

         The Company distributes its full suite of solutions through alliances with media companies who have the capacity to sell our advertising and promotional products in their local markets through the sales forces employed by their network of newspapers and television stations. The Company's target market includes both daily and weekly newspapers.

         25 media companies who control 711 daily newspapers with a combined circulation of 40 million readers dominate the industry in the US. In addition to the dailies controlled by the top 25 US companies, there are 744 American dailies owned by smaller companies. In Canada, there are 105 dailies. Of the 1,560 dailies in the US and Canada, 1,325 daily newspapers, 85% of the total, now operate portal sites.

         Daily newspaper portal sites leverage the well-established brand of their newspaper and ongoing promotion within their paper to drive significant traffic to their sites. Nine of the top 20 trafficked news sites on the Internet, according to a study by Nielson/Net Ratings that was conducted in August 2002, are operated by daily newspapers or newspaper groups.

                   Number of Daily Newspapers by Circulation
Total Newspapers         <50,000        50,001 to 100,000        100,001 to 250,000        Over 250,000
     1,560                1,316                126                       74                     44

                                    [CHART]

         Note 1.) Data supplied by the Newspaper Association of America.

         In addition to 1,560 daily newspapers, there are 10,905 American and 825 Canadian non-dailies operating a total of approximately 1,899 portal sites.

         The Company's products have been sold successfully in both large and small markets and by the sales staff of both daily and non-daily newspapers. Newspapers that have participated in our special section program for a year have on average launched three Special Sections. Although XpressAuctions(TM) is a relatively new product, our earliest customers are planning to launch a second auction within six months of the first. As demonstrated by our performance to date, our products are appropriate to the needs of both small and large newspapers.

CITYXPRESS PRODUCTS

         The Company has developed a suite of proprietary products that are used to deliver a range of services to our partners through our Internet server facility. These services are integrated into our partner's sites as branded auctions or special sections. Each of these service offerings, run on our web and database servers, provides our partners with additional content for their sites and provides their sales forces with a variety of revenue-generating services that can be sold to local businesses. The Company provides our partners with sophisticated Internet-based tools to manage the content within each of the modules.

XPRESSAUCTIONS(TM)

         XpressAuctions(TM) provides a complete environment to allow a newspaper to set up, run and fulfill an auction. A comprehensive administrative workflow environment is provided to allow the newspaper to set up and manage all aspects of an auction, from entering product information and graphics directly into the auction database to collecting payments from successful bidders. The auction engine automatically manages an auction when it is in progress, from managing bidder registrations to accepting bids and determining and posting leading bids.

A marketing subsystem is incorporated that, during the course of the auction, provides bidders with messages encouraging them to continue bidding and with bid confirmations that include coupons for vendors on whose products they have bid. A "reverse publishing" feature is also incorporated that automatically produces a print catalogue of items from the online database in a format specified by the newspaper. A post-auction fulfillment system provides the newspaper with online and telephone facilities to collect bids and applicable taxes from the winning bidder.

XPRESSSECTIONS(TM)

         XpressSections offer a group of stories and features related to the focus of the special section. To appeal and draw readers back to the site on an ongoing basis, stories are refreshed daily. As well as the current day's stories, readers can find previous stories archived by topic (e.g., Decorating or Home Improvement). From the special section, users can access related business profiles, a coupon flyer and a shopping guide. Large format, banner and tile ads may be sold and scheduled on the various pages of a special section. CityXpress provides the editorial content for the special sections which is licensed from content providers under content agreements such as Tribune Media Service, United Press International, Universal Press Syndicate and Washington Post Writers Group.

         The Company has pioneered the use of contextual links to display related products and services alongside the editorial copy within a Special Section. Links are generated automatically based on the applicable promotional products sold into a Special Section. Contextual links increase the results enjoyed by an advertiser, as they relate the promotion being displayed to the niche content of the section and deliver this promotion to a qualified consumer.

         Similar to there print equivalents, The Company's online Special Sections targets niche consumers and provide advertisers with direct access to this valuable audience. XpressSections content areas include:

     -------------------------------------------------------------------------------
     -        Home & Garden                        -        Automotive
     -------------------------------------------------------------------------------
     -        Health & Wellness                    -        Weddings
     -------------------------------------------------------------------------------
     -        Outdoors & Recreation                -        Personal Finance
     -------------------------------------------------------------------------------
     -        Dining & Entertainment               -        Senior Living
     -------------------------------------------------------------------------------
     -        Women's Magazine                     -        Holidays
     -------------------------------------------------------------------------------

OTHER PROPRIETARY INTERNET PRODUCTS

The following products have been developed by CityXpress and, with the exception of XpressCoupons that is offered as part of both our auction and out special section products, are only sold as part of our XpressSections product line.

XPRESSCOUPONS(R)
         The XpressCoupons system is designed to build traffic to a company's storefront and decrease the cost of customer acquisition. XpressCoupons provide a means for both online and offline redemption. Online redemption is provided through the ability to link a banner ad promoting a specific product directly to the shopping basket of a vendor's eCommerce site. Offline redemption is provided through the ability for the user to print the coupon, complete with bar code, for in-store redemption. The XpressCoupons system is implemented as part of both XpressAuctions(TM) (where it can be configured to deliver a vendors' coupons to individuals bidding on the vendor's products) and XpressSections (where available coupons are linked to and displayed alongside editorial content and in a advertiser's Business Profile).

XPRESSPROFILES(TM)
         XpressProfiles provide advertisers with a business profile that includes company name, address, telephone numbers, web site URL, email address and a 250-character business description. Business profiles also highlight other promotions that the company has purchased, for example discount coupons or print ads that are being displayed online; access to these promotions is provided from links automatically embedded in the business listing. XpressProfiles are offered in conjunction with XpressSections where access to business profiles is provided by links that are displayed alongside editorial content.

XPRESSSHOPPINGGUIDE(TM)
         XpressShoppingGuide allows product listings to be set up and maintained for multiple vendors as part of a Shopping or Gift Guide. The shopping guide allows businesses to promote products or services with the option of allowing viewers to purchase online or to request more information directly from the vendor. Products in the shopping guide can be linked to XpressCoupons to encourage users to click-through for discounts. XpressShoppingGuide is offered in conjunction with XpressSections. Products, as well as being listed in the Special Section's shopping guide, are listed under each company's Business Profile and as a link under the Merchandise section next to editorial content.

XPRESSSTORES(TM)
         XpressStores provides a small business with the ability to build and maintain an electronic storefront through a browser-based Internet application. Through a wizard, each user controls the look-and-feel of the site and configures his/her own payment, tax, shipping options and other business functions. Products in XpressStores can be linked to XpressCoupons to encourage users to click-through for online discounts. XpressStores is offered in conjunction with XpressSections where the electronic storefront is listed under each company's Business Profile and as a link under the Stores & Kiosks section next to Special Section editorial content.

XPRESSKIOSKS/WEB BROCHURES(TM)
         XpressKiosks allows a business to build and maintain a three-page marketing brochure site by selecting templates and adding their own text and graphics. Companies may link their online stores to their Kiosk. XpressKiosks is offered in conjunction with XpressSections and are listed under each company's Business Profile, and under the Kiosks section next to Special Section editorial content.

XPRESSEXPERTS(TM)
         XpressExperts allows a business to profile itself as a local expert on a topic of their choice, providing readers with the means to post questions to the expert and the expert with the tools to manage and respond to questions that are posted. XpressExperts is offered in conjunction with XpressSections and links to XpressExperts sites are incorporated into the applicable Special Section.

TECHNOLOGY PLATFORM

         The Company has built a proprietary software development platform, XpressWorks, which is used to develop our next generation of products. XpressWorks development was completed in November 2000. XpressWorks is designed to speed the development and deployment of new applications. The Company has ported their XpressWorks application framework and applications to J2EE architecture. This has allowed for a quicker development cycle and for more robust applications. The port of the application framework was completed in September 2001. The port of the last application was completed in August 2002

         In conjunction with the application development several new enterprise level systems were deployed. This includes a network load balancer, server clustering, and management systems. Given the scale of the XpressAuctions(TM) deployments this allows us to effectively and confidently operate this application.

         The Company's development program is committed to adding other products that will grow the number and attractiveness of our offerings. The focus of new development will be on e XpressAuctions(TM). This product will be enhanced with extended fulfillment and production features. In addition to the XpressAuctions(TM) product the promotion based products incorporated in Special Sections will be extended as the market warrants.

         During the year ended June 30, 2002, the Company capitalized $122,886 of its costs relating to the development of new products. These costs will be amortized over the next three years.

PRODUCT DEVELOPMENT

         The Company's in-house development staff develops our auction and special section software products. Our product development environment is based upon industry-standard technologies, including Linux, Java Server, Microsoft NT Server, and SQL Server. As of June 30, 2002, the Company employed 8 developers and software engineers.

         The Company has spent approximately $280,836 for the year ended June 30, 2002 and $348,765 for the year ended June 30, 2001 on company-sponsored research and development activities, expensing both these amounts. The Company has also spent $122,886 for the year ended June 30, 2002 and $98,322 for the year ended June 30, 2001 on internal development costs that were capitalized.

         The Company's development efforts focus is on extending its products' capabilities in areas that will provide increased revenue to our newspaper clients and greater value to their local advertiser. A secondary focus is providing additional workflow functions that make it easier for a newspaper to use our products.

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

SALES AND MARKETING

SALES

         With the signing of an agreement with Lee Enterprises Incorporated ("Lee") in November 1999, the Company established its first strategic relationship with a media company with a strong regional presence in the US. Lee began rolling out the first version of the Company's Special Sections in May 2000, with a view to completing a rollout to 12 of its 28 daily newspapers by October 2000. Lee presented the Company with an opportunity to refine and validate our products and to build a success story we could take to market. This phase culminated in February 2001 with the release of version 3 of our Special Sections that addressed needs identified by Lee's first sites. Lee's success with our products led to extensive coverage by leading trade journals and to a direct investment in the Company by Lee (these investments are explained below in a subsection in Part II entitled Financing and Liquidity).

         With the formal launch of our online special section product in February 2001, the Company commenced a sales program to secure the next series of accounts. These efforts are continuing and to date have resulted in sales agreements with 61 newspapers running 225 XpressSections. These include agreements with major chains such as Lee incorporated (Lee) and Freedom Communications and large independents such as the Buffalo News. As of June 30, 2002 Lee newspapers have rolled out 107 Special Sections across 31 newspapers.

         In February 2002, the Company announced its auction product. By June 30, 2002, the Company had conducted auctions for four Canadian and US newspapers, which ran six auctions. The Company was focusing the efforts of its sales representatives on introducing the product to US newspapers. In July 2002, the Company acquired 10digit Communications, a Canadian company that had conducted approximately 30 auctions for more than 24 Canadian newspapers. The Company and 10digit in combination have run 41 auctions by June 30, 2002 positioning the Company as the leading supplier of auctions to newspapers.

         On June 30, 2002, the Company employed three direct sales representatives selling the auction product to US and Canadian newspapers and one representative selling the special sections. Marketing efforts including direct mail programs and public relations initiatives to keep our name in the forefront are ongoing to support the activities of the direct sales force.

SALES DEVELOPMENT

         The Company derives revenues by utilizing our media partners' sales forces that are already calling on and selling advertising to local businesses. Because we rely on the efforts of our media partners, the Company employs a sales development team responsible for working with and maximizing the revenues of each partner's sales force. Our team assists with the initial training of our partners' sales representatives and delivers ongoing programs to continually focus each newspaper's sales force on effectively selling our solutions. The team works with each of our partners to integrate our products into their existing line cards, so that they can be offered as "up-sells" to new and existing customers.

MARKET COMMUNICATIONS

         A continuous communications and public relations program has assisted in establishing the Company's market position and raising trade press coverage. By securing validation from key industry influencers for the Company's direction and strategy, this communication program is aimed at contributing to sales success and lowering the cost of sales efforts. The program has resulted in regular coverage in major trade journals such as Editor & Publisher, Presstime, Digital Edge, News Inc., Newspapers & Technology, Classified Intelligence, and MarketingSherpa.

CITYXPRESS COMPETITION

         The Company is a pioneer in the development of both auctions and online special sections. With a larger installed base of newspapers using our products and with superior features and service offerings, the Company is the leading vendor in both market segments. Both segments are in their infancy and other companies are emerging with competing products. In the auction segment, A.M Stone/Auction Media and edeal Services Corp. offer competing products. In the online special section segment, Content That Works, Publisher's Edge and PowerAdz each offer special sections that compete with one or more of our special sections.

COMPETITIVE ADVANTAGE

         In the auction segment, the Company enjoys two significant advantages. It has a very large and strong reference base of accounts that have successfully launched auctions over the past year, important in a market that looks for proven products and solutions. As well, XpressAuctions(TM) offers unique workflow features that allow newspapers to reduce the overall cost and effort required to implement an auction. Our built-in marketing module offers a newspaper's advertisers the means to increase store traffic and revenue. Our experience over the past three years assisting newspapers introduce new programs to their sales forces has allowed us to offer a program through our sales development team that promises strong results.

         In the special section segment, the Company is differentiated from our competitors by the fact that our products integrate editorial content that is refreshed daily with a suite of advertising and promotional products that have been proven to generate revenue for our customers. Competitive products do not provide fresh editorial content on a daily basis - essential to attract and maintain an online readership - and do not offer a competitive suite of advertising and promotional products integrated around the editorial copy. The Company has established strong reference accounts that are prepared to speak to the results they have enjoyed rolling out our products and our strong sales and implementation team that assists them in launching our Special Sections.

CLIENT SERVICES AND CLIENT SUPPORT

         The Company provides each media partners' newspapers with a program developed by the Company to train the media partners' sales representatives on the Company's products and selling techniques for each product. The Company also provides training to the newspaper administrative staff responsible for entering promotional product information into the Company's applications. Customer support for the administrative staff of our media partners who enter promotional products is provided directly by the Company's staff and delivered via electronic mail and telephone. As at June 30, 2002, 5 people were involved in the Company's client services and client support departments.

EMPLOYEES

         The Company has a strong core management team with significant experience in the development of early stage companies and new software products. It has also built a solid development, client services and customer support team.

YEAR-END STAFFING LEVELS


DEPARTMENT                                           JUNE 30, 2002        JUNE 30, 2001

Executive                                                  3                    4
Finance and Administration                                 2                    2
Sales and Marketing                                        2                    4
Investor Relations                                         1                    1
Product Development                                        8                    9
Client Services/Customer Support                           5                    7
TOTAL STAFF                                                21                  27


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted by the Company to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 2002.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

         Shares of the Company's Common Stock trade on the OTCBB under the symbol CYXP. The following table at month end sets forth the range of high and low bid quotations (as reported by NASDAQ) for the period September 30, 2000 to August 31, 2002. These quotations reflect inter-dealer prices without retail markups or markdowns or commissions and may not represent actual values.


Month Ended                       High Bid               Low Bid
-----------                       --------               -------
September 30, 2000                 0.2000                0.1900
October 31, 2000                   0.1900                0.1000
November 30, 2000                  0.2000                0.0750
December 31, 2000                  0.1300                0.0550
January 31, 2001                   0.1250                0.0450
February 29, 2001                  0.1150                0.0700
March 31, 2001                     0.1100                0.0660
April 30, 2001                     0.0900                0.0500
May 31, 2001                       0.0900                0.0420
June 30, 2001                      0.0750                0.0400
July 28, 2001                      0.0600                0.0370
August 31, 2001                    0.0500                0.0300
September 30, 2001                 0.0400                0.0200
October 31, 2001                   0.0500                0.0200
November 30, 2001                  0.0400                0.0200
December 31, 2001                  0.0500                0.0300
January 31, 2002                   0.0600                0.0300
February 28, 2002                  0.0800                0.0400
March 31, 2002                     0.1100                0.0600
April 30, 2002                     0.1000                0.0500
May 31, 2002                       0.0900                0.0500
June 30, 2002                      0.0600                0.0500
July 31, 2002                      0.0600                0.0300
August 31, 2002                    0.0500                0.0300

         As of June 30, 2002 there were 128 holders of record of shares of the Company's Common Stock.

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

         In December 2001, the Company issued 160,000 common shares to a consultant outside the United States for consulting services rendered to the Company with a fair market value of $4,800 (representing $0.03 per share). The offering was not underwritten. The sale was exempt from registration under Regulation S promulgated under the Securities Act and Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CURRENT YEAR PERFORMANCE

         The following discussion and analysis explains trends in the Company's financial condition and results of operations for the years ended June 30, 2002 and 2001. The consolidated financial statements and notes thereto included, as part of the financial statements should be read in conjunction with these discussions. All figures are presented in US Currency, unless otherwise stated.

         The Company incurred a net loss for the twelve months ended June 30, 2002 of $1,829,444 as compared to a loss of $2,318,339 for the same period in 2001 a decrease of $488,895. The Company recorded revenue of $414,530 for the year ended June 30, 2002 compared to revenue of $195,453 for the year ended June 30, 2001, an increase of 112% or $219,077 over last year. Approximately 57% or $236,160 of this year's revenue resulted from newspapers owned by Lee.

         The decrease in net loss of $488,895 is comprised of increases in certain expenses and decreases in other expenses and an increase in revenue primarily as follows:

- Increase in interest expense of $46,913 for the year ended June 30, 2002 over the same period ending June 30, 2001 is the result of interest paid or payable on the loans from Lee which represented $42,856 of the increase and interest on shareholders which represents an increase of $4,441 over fiscal year 2001.

- Increase in the cost of content information of $54,533 for the year ended June 30, 2002 compared to the previous year ended June 30, 2001 is the result of additional cost of editorial content fees and licensing fees.

- Increase in depreciation expense of $35,837 for the year ended June 30, 2002 over the same period ending June 30, 2001 is the result of additional computer equipment and software acquired during the year.

- Decrease in amortization of eCommerce Technology of $196,866 for the year ended June 30, 2002 over the same period ending June 30, 2001 is due to smaller remaining balances of eCommerce Technology being amortized over its remaining seven months in fiscal year 2002.

- Decrease in sales promotion and travel expenses of $107,168 for the year ended June 30, 2002 over the same period ending June 30, 2001 is due to the combination of less expensive printed materials used for promotion and fewer sales trips during fiscal 2002.

- Decrease in consulting expenses of $37,924 for the year ended June 30, 2002 over the same period ending June 30, 2001 is due to fewer technology consultants hired for specialized projects.

- Increased costs for licensing the Dun & Bradstreet database of business information for Canada and the United States of $68,558. This increase was due to licensing the Canadian data from Dun & Bradstreet for this year. For the year ended June 30, 2002 total cost was $195,663 and for the year ended June 30, 2001 total cost was $127,105.

- Decrease in stock-based compensation expense of $124,701, which relates to two non-cash transactions for employee options and executive officer warrants granted during the year ended June 30, 2001. The first component of this non-cash expense resulted from granting employee options below the fair market value in the year ended June 30, 2000. This resulted in a non-cash expense for the year ended June 30, 2001 of $107,951 compared to June 30,

         2002 of nil. The second component of this non-cash expense relates to granting 200,000 warrants on November 10, 2000 and 160,000 warrants on June 26, 2001 to two executive officers for shareholder loans made to the Company, which resulted in a non-cash expense for the year, ended June 30, 2001 of $17,200. Stock-based compensation expense for the year ended June 30, 2002 was $450.

- The $219,077 increase in revenue helped to reduce the Operating loss for year ended June 30, 2002.

         For the year ended June 30, 2002, revenue increased from $195,453 to $414,530, an improvement of $219,077 or 112%. The revenue increase reflects the continuing rollout of Special Sections to our newspaper clients. Special Sections accounted for $365,867 or 88% of total revenue while
XpressAuctions(TM) accounted for $48,633 of the total or 12%. Special Sections revenue consisted of the following revenue categories:

-        advertising and promotional fees of $200,290 or 48% of total revenue

-        editorial content fees of $113,595 or 28% of total revenue

-        custom development fees of $34,445 or 8% of total revenue

-        training fees of $17,567 or 4% of total revenue

         These Special Sections revenue amounts cover the following revenue items:

- Advertising and promotional revenue covers the revenues received for promotional products sold as part of a Special Section, such as premier listings, coupons, banner ads, product displays, web brochures and experts.

- Editorial content revenue covers the revenue received for supplying editorial content for each Special Section rolled out by a newspaper.

- Custom development revenue covers the revenue received for custom integration of a Xpress Section with a newspaper's web site.

- Training revenue pertains to training the media partners sales force, web designers and support staff on the Company's products and administrative tools

- Auction revenue covers the revenue received for facilitating newspaper auctions were newspaper clients products are sold in the auction in exchange for advertising space in the newspaper.

         The Company recorded cost of sales for the year ended June 30, 2002 of $511,425 compared to $389,647 for the year ended June 30, 2001 an increase of $121,778 or 31%. This increase is primarily the result of the following expense categories:

- Increase in Special Section editorial content fees and services of $54,533 for the licensing of content for Special Sections.

- Increase in Dun & Bradstreet database cost of $68,558 for business listing information.

         The cost of sales amount of $511,425 reflects the costs to support the revenue generated by media partners for the period July 1, 2001 to June 30, 2002 and consist of the following expense categories:

-        Dun & Bradstreet database costs of $195,663.

- Client services and client support employee compensation expense of $190,870.

-        Supplies and travel costs of $28,600.

-        Content services and licenses of $96,292.

CURRENT YEAR QUARTERLY PERFORMANCE

         The Company's quarterly results as indicated below demonstrate that the Company has made quarterly improvements in the following areas:

-        Revenue has increased each quarter over the previous quarter

- Cost of sales expense has decreased each quarter over the previous quarter

- Total operating expenses has decreased each quarter over the previous quarter

-        Net loss has decreased each quarter over the previous quarter


                                                         1ST            2ND             3RD            4TH
                                         YTD             QTR.           QTR.            QTR.           QTR.             YTD
                                      6/30/2001        9/30/01        12/31/01        3/31/02         6/30/02         6/30/02

REVENUE                                 195,453          66,298         96,421        105,615         146,196          414,530
Cost of Sales                           389,647         143,356        137,197        129,678         101,194          511,425
GROSS PROFIT (LOSS)                    (194,194)        (77,058)       (40,776)       (24,063)         45,002          (96,895)
Operating Expenses                    2,160,864         514,426        451,120        380,452         301,493        1,647,491
Operating Loss                       (2,355,058)       (591,484)      (491,896)      (404,515)       (256,491)      (1,744,386)
Other Income (Expense)                  123,281          41,062         42,207         41,798          53,091          178,158
Loss Before Taxes                    (2,478,339)       (632,546)      (534,103)      (446,313)       (309,582)      (1,922,544)
Deferred Taxes                          160,000          40,000         40,000         13,100               0           93,100
NET LOSS                             (2,318,339)       (592,546)      (494,103)      (433,213)       (309,582)      (1,829,444)


CLIENT PRODUCT ROLLOUT SPECIAL SECTIONS

         In the year ended June 30, 2002 the Company completed a rollout with Lee to 31 of its 43 daily newspapers. This rollout has resulted in 107 Special Sections being integrated into these thirty-one newspapers. These Special Sections cover Home & Garden, Outdoors & Recreation, Weddings, Health & Wellness, Dining & Entertainment, Personal Finance, Automotive, and Senior Living. The Company expects that Lee newspapers will launch additional Special Sections in the fiscal year 2003 in the 12 newspapers who have not launched their initial Special Section. The Company also expects the current 31 Lee newspapers who have launched a Special Section to launch additional Special Sections in the fiscal year 2003. Since we began implementation in July 2000 of our products at Lee newspapers revenue has increased by 35% from $175,162 last year to $236,160 for the year ending June 30, 2002.

         In May 2001 the Company signed a media agreement with Buffalo News of Buffalo New York, a wholly owned subsidiary of Berkshire Hathaway Inc. with daily circulation of 240,000. Buffalo.com rolled out the Home & Garden Special
Section in June 2001 and Health & Wellness in February 2002. The Company expects Buffalo.com to launch additional Special Sections during fiscal year 2003.

         In June 2001 the Company signed a media agreement with Freedom Newspapers Inc. (Freedom) headquartered in Irvine California. Freedom is the twelfth largest media company in the United States based on weekday circulation and operates 28 daily newspapers, 37 weekly publications, 8 broadcast television stations and 50 affiliated Internet sites. The first Freedom newspaper to rollout a Special Section was the Shelby Star in Shelby North Carolina, which implemented the Health & Wellness Special Section in June 2001. The next Freedom paper to launch a Special Section was The Monitor in McAllen Texas. In January 2002, the Company signed a corporate Special Section Agreement with the Community Newspaper Group of Freedom Newspapers Inc. to provide Special Sections to the 25 dailies in the group. As of June 30, 2002, 12 of these newspapers had launched 96 Special Sections. The Company expects the Freedom Community Newspaper Group to launch additional Special Sections across their remaining daily newspapers during fiscal year 2003.

         In June 2001 the Company signed a media agreement with THE NOW COMMUNITY (Now) of Surrey British Columbia. The Now is one of 15 community newspapers published by VanNet group of newspapers, a division of Lower Mainland Publishing Group Inc. which is owned by CanWest Global Communications Corp. The Now rolled out two Special Sections in their first launch Home & Garden and Dining & Entertainment in June 2001. The Company expects The Now to launch additional Special Sections in fiscal year 2003.

         In July 2001 the Company signed a media agreement with E.W. Scripps Company (Scripps) headquartered in Cincinnati Ohio. Scripps is the ninth largest media company in the United States based on weekday circulation and operates 22 daily newspapers, 10 broadcast television stations, 3 cable television networks and 31 Web sites. The first newspaper in Scripps to rollout a Special Section was the Bremerton Sun in Bremerton Washington. The newspaper rolled the Special Section Home & Garden in the fall of 2001. The Company expects that the Scripps newspapers will be launching additional Special Sections in fiscal year 2003.

         In July 2001 the Company any signed media agreement with the Lower Mainland Publishing Group, a wholly owned subsidiary of CanWest Global Communications Corp (VanNet). The Lower Mainland Publishing Group oversees the publication of the VanNet group of newspapers comprising of 15 community newspapers. The first newspaper in the VanNet group to launch was the Now. VanNet plans to launch Special Sections in the fall with their community newspapers The Courier and The North Shore News. Both of these newspapers will be launching the Home & Garden Special Section. The Company expects that VanNet newspapers will be launching additional Special Sections in fiscal year 2003.

CLIENT PRODUCT ROLLOUT XPRESSAUCTIONS(TM)

         Since February 2002 the Company ran six XpressAuctions(TM) for four newspapers in Canada and the United Sates generating auction revenue of $48,633 for the year ended June 30, 2002.

         In July 2002 the Company acquired 10digit Communications the online auction division of the Winnipeg Free Press. 10digit Communications which had run 35 auctions with the majority being for newspapers owned by CanWest Global Communications Corp. (CanWest). During the period from January 1, to June 30, 2002, 10digit Communications generated auction revenues of approximately $167,000.

         The Company has contracted to run nine XpressAuctions(TM) with launch dates from July 2002 to November 2002 with United States newspapers 3 of which have run by September 2002 with 6 scheduled to run by November 2002. The Company also has contracts signed with newspapers to run XpressAuctions(TM) in 2003.

FINANCING AND LIQUIDITY

         As of June 30, 2002, the Company had a cash balance of $82,974; accounts and other receivables of $7,379; prepaid expenses of $16,329; a working capital deficiency of $1,163,083 that included shareholders' loans of $272,836; a demand installment loan of $152,910; deferred revenue of $11,266; current portion of obligations under capital lease of $29,357, accounts payables and accrued liabilities of $453,396 and current portion of Lee loans payable of $350,000.

         The Company has a Demand Installment Loan from the Canadian Imperial Bank of Commerce of $152,910 as of June 30, 2002 and $161,830 at June 30, 2001. The loan balance bears interest at the Bank's Prime Rate plus 1% per year. Unless the Bank makes demand for repayment, the indebtedness is repaid in regular monthly payments of $1,625 until February 2015. The indebtedness is secured by all personal property of the Company, a collateral mortgage for $168,000 (Cdn. $250,000) providing the bank a first security interest in the personal property of two of the Company's officers, personal guarantees of two of the Company's officers and the assignment of a life insurance policy on the Company's president.

         On August 16, 2000, the Company entered into a Loan and Security Agreement with its major customer, Lee. Under this loan agreement, the Company entered into two $125,000 promissory notes that bear interest at the Wall Street Journal prime rate and mature in November 2000. The Company also signed a Collateral License Agreement covering the Licensing of the Company's software to Lee should the Company default under the agreement occur. The Company also signed a three party Escrow Agreement to escrow the Company's software with a third party escrow agent. On September 19, 2000 another Promissory Note Agreement was entered into for $40,000. The promissory notes bear interest at the Wall Street Journal prime rate and mature in December 2000. As of September 19, 2000, total cash of $290,000 has been received under this agreement.

         As part of the November 1, 2000, Investment Agreement, the Loan and Security Agreement dated August 16, 2000, was amended by changing the repayment terms of the promissory notes detailed below to October 31, 2002:

         - Two promissory notes for $125,000 each dated August 16, 2000 with original maturity dates of November 2000.

         - One promissory note for $40,000 dated September 19, 2000 with an original maturity date of December 2000.

         On July 12, 2001 an additional $60,000 loan was received from Lee resulting in a total total loan payable at June 30, 2002 of $350,000. As of June 30, 2002, accrued interest on the Demand Loans amounted to $39,110.

         On November 1, 2000, the Company entered into an Investment Agreement with Lee whereby Lee would provide funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture would consist of a series of debentures (Series A-F debentures) of $250,000 that would be funded during the period from November 2000 to May 2001. The Company received $1,500,000 in funding under the debenture from October 2000 to May 2001. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share.

If Lee does not convert the debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. The Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the year ended June 30, 2002 was 4.25% (2001- 8%). Interest due on the convertible debenture can be repaid or converted to the Company shares at fair market value on the date of conversion at Lee's option. As of June 30, 2002, accrued interest under the debentures totalled $63,832. The Investment Agreement includes a Registration Rights Agreement providing Lee the ability to require the company to register the shares issuable under the Investment Agreement based on certain conditions. A condition resulting in the Company registering the Lee shares is if the Company did a United States public offering with a registration statement.

On July 30, 2001, the Company amended the Investment Agreement dated November 1, 2000 with Lee, whereby Lee would provide additional funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture (series G-R debentures). This would result in a total investment by Lee of $3,000,000 if all debentures were converted. The additional $1,500,000 subordinated convertible debenture would consist of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of debentures (series G-R) ranging in value from $310,000 to $50,000 each. The series G-R debentures would be funded from August 10, 2001 to July 1, 2002. The Company received $310,000 under the series "G" debenture by August 14, 2001 and $200,000 under series H debenture by September 5, 2001. The Amended Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.1760 per common share. The first investment of $1,500,000 allowed Lee to convert their series "A-F" debentures to 6,902,429 common shares of the Company at a conversion price of $0.2173 (Note 9 in the audited financial statements). Should Lee convert all debentures totalling $3,000,000 it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the second debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. The Amended Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of June 30, 2002, the Company is in compliance with all the covenants in the Investment Agreement. Each Series G-R subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the year ended June 30, 2002 was 3.96%. Interest due on the convertible debenture can be repaid or converted to shares of the Company at fair market value on the date of conversion at Lee's option. In conjunction with the Amended Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement, the Collateral License Agreement and the Registration Rights Agreements to reflect the series G-R debentures. Accrued interest on the convertible loan debentures as of June 30, 2002 totalled $33,099.

         On August 1, 2002 the Company amended the Lee Investment Agreement dated July 30, 2001 adding an additional three subordinated convertible debentures designated series S-U for a total of $300,000. The Company has received $100,000 for the Series S debenture and $125,000 for the Series T debenture as of September 5, 2002.

         As of September 25, 2002 Lee has invested $3,575,000 with the Company as detailed below:

         -   Series A-F Debentures                                      $1,500,000
         -   Series G-R Debentures                                       1,500,000
                                                                         ---------
         Total Convertible Loan Debentures as of June 30, 2002          $3,000,000

         -  Series S Debenture                                             100,000
         -  Series T Debenture                                             125,000
                                                                           -------
         Total Convertible Loan Debentures as of September 25, 2002     $3,225,000


         -  Loan payable June 30, 2002                    350,000
                                                        ---------
         Total Debentures & Loans                      $3,575,000
                                                        ---------


         On June 26, 2001, the Company received an additional $66,028 as unsecured shareholder loans from two of its executive officers. These shareholder loans have an interest rate of 9.7%.

         During the year ended June 30, 2002, the Company repaid a portion of the unsecured shareholder loans to the two executive officers totalling $11,410.

         These shareholder loans have no repayment terms except for two loans that total $229,063 with monthly repayments terms of $1,526 per month with an interest rate of 9.7%. See audited consolidated financial statement Note 11 (a) Shareholder Loans.

         Based on the forecasted expenditures for the year ended June 30, 2003, the Company forecasts minimum annual operating cash requirements of approximately $1.8 million. The Lee Enterprise investment of $300,000 provides the Company 17% of its forecasted operating cash requirements for fiscal year 2003. Revenue from new media companies under contracts in June 2002 will help to offset the Company's cash flow shortfall of $1.5 million. The Company expects additional revenues from clients signed in fiscal 2002 as they continue to launch additional Special Sections over their original Special Section launched. A number of clients signed in the later part of the year have multiple newspapers which are commencing to launch Special Sections across their newspapers. Based on the success the Company has achieved signings new newspapers, the Company expects to sign additional contracts with new media companies that will provide additional operating cash.

         The Company is expecting XpressAuctions(TM) to contribute significant revenues in fiscal 2003 as the Company intensifies its direct marketing efforts in the United States. Also the Company is having success cross marketing Special Sections and XpressAuctions(TM) with its existing client base. Special Sections clients are contracting for XpressAuctions(TM) and new XpressAuctions(TM) clients are contracting for Special Sections. The Company also anticipates that clients who ran XpressAuctions(TM) in fiscal year 2002 would run another XpressAuctions(TM) in fiscal year 2003.

         The Company anticipates significant operating revenue improvements from both XpressAuctions(TM) and Special Sections.

PLAN OF OPERATION

         The Company is dependent on obtaining additional financing for ongoing operation, capital expenditures and working capital. There is no assurance that such financing will be available when required by or under terms favorable to the Company.

         The Company anticipates that media revenue from Lee will grow as Lee implements the Company's products at more of its daily newspapers. Revenue generated from Lee for the period ended June 30, 2002 amounted to $236,160. Revenue from Lee over the next year is expected to increase as Lee is continuing to roll out Special Sections across their 43 daily newspaper properties, which will result in increased revenue to the Company. The Company also expects revenue to grow as each newspaper launches multiple Special Sections. The Company also expects to see increasing revenues from the Special Sections launched by VanNet, Scripps and Buffalo.com. Freedom is expected to continue its rollout to its 25 Community Newspapers (12 out of 25 have rolled out Special Sections as of June 30, 2002). The Company will work closely with each contracted media company to ensure that Special Sections are launched in all their newspapers

         The Company expects to generate auction revenue from auction clients of 10digit Communications in fiscal year 2003. The Company expects auctions will generate significant revenue in fiscal year 2003.

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

         The management of the Company believes that it will generate sufficient cash through private offerings, customer revenue and investments from media partners to fund its operations for the 12-month period ending June 30, 2003.

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

- The projected revenues and success of newspaper Auctions may not meet the expectations of the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

         SELECTED FINANCIAL DATA

         The consolidated operating results and financial position of the Company are presented in the following tabulated format. The selected financial data has been derived from our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). See Item 6 Management's Discussion and Analysis or Plan of Operation. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the audited consolidated financial statements for the year ended June 30, 2002 and June 30, 2001. All figures are presented in U.S. Currency, unless otherwise stated.


                                                     FISCAL YEAR ENDED                    FISCAL YEAR ENDED
                                                       JUNE 30, 2002                        JUNE 30, 2001
                                                             $                                    $

Revenue                                                    414,530                               195,453
Cost of sales                                              511,425                               389,647
Gross profit (loss)                                        (96,895)                             (194,194)
Operating expenses                                       1,647,491                             2,160,864
Net loss for the year                                   (1,829,444)                           (2,318,339)
Net loss per common share                                    (0.08)                                (0.10)

                                                      FISCAL YEAR ENDED                    FISCAL YEAR ENDED
                                                       JUNE 30, 2002                        JUNE 30, 2001
                                                             $                                    $

Cash                                                        82,974                                32,274
Total current assets                                       106,682                                82,200
Total assets                                               358,548                               556,712
Total current liabilities                                1,269,765                               784,705
Obligations under capital leases                            40,030                                40,960
Loan payable                                                     0                               290,000
Loan debenture                                           3,000,000                             1,500,000
Deferred tax liabilities                                         0                                93,100
Stockholders' equity (deficit)                          (3,951,247)                           (2,152,053)
Cash dividends                                                   0                                     0


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On December 17, 2001, the Company filed a Form-8K regarding changing its independent chartered accountants replacing Ernst & Young LLP with Grant Thornton L.L.P.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND SIGNIFICANT EMPLOYEES:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         DIRECTORS AND EXECUTIVE OFFICERS

         The following information sets forth-certain information concerning the executive officers and directors of the Company:

     --------------------------------------------------------------------------------------
                                                                        DIRECTOR/OFFICER
     NAME AND PRESENT OFFICE HELD                                       EMPLOYEE SINCE
     --------------------------------------------------------------------------------------
     Phil M Dubois                                                      January 27, 1999
     President & CEO, Director
     --------------------------------------------------------------------------------------
     Ken R Bradley                                                      January 27, 1999
     Chief Operating Officer & CFO, Director
     --------------------------------------------------------------------------------------
     Ken Spencer                                                        August 3, 1999
     Chairman, Director
     --------------------------------------------------------------------------------------
     Bob Smart                                                          August 25, 1999
     Director
     --------------------------------------------------------------------------------------
     Ian Thomas                                                         August 25, 1999
     Director (1)
     --------------------------------------------------------------------------------------
     Derek Mather                                                       September 18, 2002
     Director
     --------------------------------------------------------------------------------------
     Jim MacKay                                                         April 17, 2000
     Vice President Sales & Marketing
     --------------------------------------------------------------------------------------

     Note (1) Mr. Thomas resigned as director of the company on November
     29, 2001.

         The following is a brief biography of each of the executive officers and directors listed above:

PHIL M. DUBOIS, age 55, has served as President, CEO and a director of the Company since the acquisition of Xceedx on January 27, 1999. From January 1996 to present, Mr. Dubois serves as President, CEO and a director of Xceedx a company he co-founded in 1996. Xceedx was a developer of eCommerce software solutions. Since January 27, 1999, Mr. Dubois is also President, CEO and a director of WelcomeTo. From September 1994 to December 1995, Mr. Dubois was an independent consultant providing consulting services to technology companies. From May 1992 to August 1994, Mr. Dubois served as President and CEO of Modatech Systems Inc., a company in the North American sales force automation marketplace. From May 1989 to May 1992, Mr. Dubois served as Vice President of Development of Modatech. From May 1989 to August 1994, Mr. Dubois was a director of Modatech. Mr. Dubois is the past chair of AceTech and a director of AceTech, a not-for-profit association of high tech CEOs.

KEN R. BRADLEY, age 55, and has served as Chief Operating Officer, CFO and a director of the Company since the acquisition of Xceedx on January 27, 1999. From January 1996 to present, Mr. Bradley serves as Vice President Finance, Vice President of Operations and a director of Xceedx a company he co-founded in 1996. Since January 27, 1999, Mr. Bradley serves as Vice President Finance and director of WelcomeTo. From September 1994 to December 1995, Mr. Bradley was an independent consultant providing consulting services to technology companies. From September 1990 to August 1994, Mr. Bradley was Vice President Finance and Administration at Modatech Systems Inc., a company in the North American sales force automation marketplace. Mr. Bradley's past experience also includes serving as Regional Controller at Domtar Packaging, a national company involved in the manufacturing of corrugated containers. From February 1983 to January 1987, Mr. Bradley served as Manager of Finance and Administration at Mobile Data International Inc., a company that developed mobile data terminals that operated over radio frequency. Mr. Bradley is a Certified Management Accountant.

JIM MACKAY, age 58, joined the Company in April 2000 as Vice President Sales & Marketing based in Denver Colorado. Prior to joining the Company, Mr. Mackay worked for First Union Management Inc., from January 1995 to January 2000, a company specializing in parking management with locations throughout Canada and the US. During this period, he held the positions of Vice President US Parking Operations, Vice President Western Region Imperial Parking division and Vice President Western Canada Region Imperial Parking division. From 1982 to 1994 Mr. MacKay worked for the "The Jim Pattison Group" holding various positions with the Group such as President of the Out of Home Media Group, President of Seaboard Advertising Company and President & General Manager CJJR-FM and CKBD-AM radio stations. Mr. MacKay has an MBA from Hamilton University.

KEN SPENCER, age 57, and has served as Chairman and a director of the Company since August 3, 1999. In 1983, Mr. Spencer co-founded Creo Products, a company that manufactures complex, high-value equipment utilizing precision mechanics, digital design, lasers, optics and software for the printing industry. He served as CEO of Creo Products from 1985 to 1995, and as Chairman of the Creo Products Board of Directors from 1985 to 1996. Mr. Spencer remains a director of Creo Products. Mr. Spencer also serves as a director of De Novo Enzymes, a bio-technology company, Science World, a government organization that promotes science and technology throughout the province of British Columbia and the BC Institute of Technology and as Chairman of the Board of Spectrum Signal Processing, a position he has held since December, 1997.

BOB SMART, age 51, has served as a director since August 25, 1999. Mr. Smart has over 20 years of senior management experience in a variety of businesses. He currently is a Partner in the consulting firm of Radford & Smart, a position he has held since February 1999. From June 1998 to February 1999, he served as Executive Vice President and a director of Bargain Castle International Discount Centres Ltd., a wholesale and retail products liquidator. From December 1997 to June 1998, Mr. Smart served as President of Webcastsystems Inc., a software developer. From October 1996 to December 1997, he served as President of ActionView Advertising Ltd. an outdoor advertising media company. From October 1994 to October 1996 Mr. Smart served as Vice President Corporate Development of Imperial Ginseng Products Ltd., a grower and distributor of ginseng and ginseng products.

IAN THOMAS, age 55, has served as a director since August 25, 1999. In 1979, he founded Thomas Consultants Inc., which presently operates offices in Vancouver Canada and the Gold Coast Australia. Mr. Thomas serves as CEO of Thomas Consultants Inc. a position he has held since the company was founded. Thomas Consultants Inc. specializes in the planning and development of large-scale retail projects and undertakes strategic planning assignments for major national and international retailers, and currently works in over 30 countries. Mr. Thomas sits on the Board of Trustees of the International Council of Shopping Center's Education Foundation in New York, and was a director of Future Shop, North America's third largest electronics chain, a position he held from August 1993 to May 2000. Mr. Thomas resigned as director of the company on November 29, 2001.

DEREK MATHER, age 69, has for the past 5 years has been President and CEO of Ventures Management Inc., which is active in various technology infrastructure initiatives such as AceTech and Science World. Mr. Mather's career included several years with the Investment Department of the Sun Life Assurance Co. followed by a career in venture capital, first with Canadian Enterprise Development Corp. (CED) which he helped create and then as founding President and CEO of Vencap Equities Alberta Ltd. While with CED, he was appointed President and CEO of Westmills Carpets Ltd., which he assisted to return to profitable operations. Mr. Mather's is a graduate in Business from McGill University.

         Directors are elected annually by the Company's shareholders and hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified, unless they resign or cease to be directors in accordance with the Company's Articles of Incorporation and Bylaws. The Board of Directors meets periodically to review significant developments affecting the Company and to act on matters requiring Board approval. Although the Board of Directors delegates many matters to others, it reserves certain powers and functions to itself. The Company's Audit Committee is comprised of Ken Spencer, Bob Smart and Phil Dubois. The Audit Committee is directed to review the scope, costs and results of the independent audit of the Company's books and records, the results of the annual audit with management and the adequacy of the Company's accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; and to report to the Board of Directors, when so requested, on any accounting or financial matters. The Company's Compensation Committee is comprised of Ken Spencer and Ken Bradley. The role of this committee is to set executive compensation for the senior executives and administer the Options Plan for executive officers and employees.

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

ITEM 10.  REMUNERATION OF DIRECTORS AND EXECUTIVE OFFICERS.

         As of June 30, 2002, the Company's executive officers consisted of Phil Dubois, President and CEO, Ken R. Bradley, Chief Operating Officer and CFO and Jim MacKay, Vice President Sales & Marketing.

         During the year ended June 30, 2002, salary compensation was paid to our executive officers. The following table contains information concerning compensation paid to named executive officers for the fiscal years ended June 30, 2002, June 30, 2001 and June 30, 2000.

-------------------------------------------------------------------------------------------------------------------------------

                                                 SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                            --------------------------------------- --------------------------------------------
                                                                               AWARDS                PAY-OUTS
                                                                    ------------------------------ -------------

                                                        OTHER                        SECURITIES
                                                        ANNUAL       RESTRICTED        UNDER-                      ALL OTHER
                                                       COMPEN-          STOCK          LYING                        COMPEN-
    NAME AND                  SALARY      BONUS         SATION        AWARD(S)        OPTIONS          LTIP         SATION
   PRINCIPAL        YEAR       ($)         ($)           ($)             ($)          SARS(#)        PAYOUTS          ($)
    POSITION
-------------------------------------------------------------------------------------------------------------------------------
Phil Dubois         2002      68,852       Nil           Nil             Nil          350,000          Nil            Nil
President & CEO     2001      67,752       Nil           Nil             Nil            Nil            Nil            Nil
                    2000      48,629       Nil           Nil             Nil            Nil            Nil            Nil
-------------------------------------------------------------------------------------------------------------------------------

Ken Bradley         2002      68,852       Nil           Nil             Nil          350,000          Nil            Nil
COO & CFO           2001      67,752       Nil           Nil             Nil            Nil            Nil            Nil
                    2000      48,629       Nil           Nil             Nil            Nil            Nil            Nil
-------------------------------------------------------------------------------------------------------------------------------

Brent Forgeron      2002       Nil         Nil           Nil             Nil            Nil            Nil            Nil
VP (1)              2001      21,173       Nil           Nil             Nil            Nil            Nil            Nil
                    2000      40,759       Nil           Nil             Nil            Nil            Nil            Nil
-------------------------------------------------------------------------------------------------------------------------------

Jim MacKay VP       2002      81,000       Nil           Nil             Nil          100,000          Nil            Nil
(2)                 2001      80,000       Nil           Nil             Nil          250,000          Nil            Nil
                    2000      12,500       Nil           Nil             Nil            Nil            Nil            Nil
-------------------------------------------------------------------------------------------------------------------------------

     Note (1) Mr. Forgeron ceased employment with the Company on September 5, 2000.

     Note (2) Mr. MacKay commenced employment with the Company on April 17, 2000.

STOCK OPTIONS

         The following stock purchase options were granted by the Company during the fiscal years ended June 30, 2001 and June 30,2002.

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

         On June 14, 2001, 600,000 share purchase options to acquire common shares were granted to certain employees. These share purchase options are exercisable until June 14, 2004 at an exercise price of $0.25 per common share. The share purchase options become exercisable as to one third of the option shares on June 14, 2001 and one third on the second, and third anniversaries of the date the share purchase options are granted, provided that the employee is employed by the Company on each such anniversary date. These share purchase options were granted under the Company's 1999 Stock Option Plan.

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

         On November 29, 2001, the Company granted 75,000 share purchase options to a consultant for services rendered. These share purchase options are exercisable until November 30, 2004 at an exercise price of $0.25 per common share.

         On November 29, 2001, 70,000 share purchase options to acquire common shares were granted to certain employees. These share purchase options are exercisable until November 29, 2005 at an exercise price of $0.25 per common share. The share purchase options become exercisable as to one-third of the option shares on November 29, 2002 and one-third on the second and third anniversaries of the date the share purchase options are granted, provided that the employee is employed by the Company on each anniversary date. These share purchase options were granted under the Company's 1999 Stock Option Plan.

         On June 28, 2002, 1,225,000 share purchase options to acquire common shares were granted to certain employees. These share purchase options are exercisable until June 28, 2005 at an exercise price of $0.25 per common share. The share purchase options become exercisable as to one-third of the option shares on June 28, 2003 and one-third on the second and third anniversaries of the date the share purchase options are granted, provided that the employee is employed by the Company on each anniversary date. These share purchase options were granted under the Company's 1999 Stock Option Plan.

         As of June 30, 2002 350,000 stock options have been granted to Mr. Phil Dubois President & Chief Executive Officer and Mr. Ken Bradley Chief Operating Officer & Chief Financial Officer and, 350,000 options have been granted to Mr. Jim MacKay VP Sales & Marketing

         As of June 30, 2002, 2,890,000 stock options are outstanding as explained in Note 14(b) of the audited consolidated financials, which are enclosed.

         The following table summarizes information concerning options granted to named executive officers and directors for the fiscal year ended June 30, 2002:

   -------------------------------------------------------------------------------------------------------

                                  OPTIONS / SAR GRANTS IN LAST FISCAL YEAR
   -------------------------------------------------------------------------------------------------------

                                             INDIVIDUAL GRANTS
   -------------------------------------------------------------------------------------------------------

                              NUMBER OF         % OF TOTAL     EXERCISE OR BASE
                              SECURITIES       OPTIONS/SARS     PRICE ($/SHARE)
            NAME              UNDERLYING        GRANTED TO                           EXPIRATION DATE
                             OPTIONS/SARS      EMPLOYEES IN
                               GRANTED          FISCAL YEAR
   -------------------------------------------------------------------------------------------------------
   Phil Dubois                 350,000           27.0% (2)           $0.25            June 28, 2006
   -------------------------------------------------------------------------------------------------------

   Ken Bradley                 350,000           27.0% (2)           $0.25            June 28, 2006
   -------------------------------------------------------------------------------------------------------

   Jim MacKay                  100,000           7.7% (2)            $0.25            June 28, 2006
   -------------------------------------------------------------------------------------------------------

   Ken Spencer (1)               Nil                N/A               N/A                  N/A
   -------------------------------------------------------------------------------------------------------

   Bob Smart (1)                 Nil                N/A               N/A                  N/A
   -------------------------------------------------------------------------------------------------------

   Ian Thomas (1)                Nil                N/A               N/A                  N/A
   -------------------------------------------------------------------------------------------------------

   TOTAL GRANTED               800,000           61.7% (2)
   -------------------------------------------------------------

   NOTE (1) there were no options granted by the Company to these specified directors during the year ended June 30, 2002.

   NOTE (2) the percentage of total options granted was based on 1,295,000 options granted to employees and officers in the year ending June 30, 2002.

         The following is a summary of the share purchase options exercised by the Company's directors and officers during the fiscal year ended June 30, 2002:

  -----------------------------------------------------------------------------------------------------------------------

                                     AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
                                  FISCAL YEAR END AND FISCAL YEAR END OPTION/SAR VALUES
  -----------------------------------------------------------------------------------------------------------------------
                                                                                                          VALUE OF
                         COMMON SHARES                            NO. OF SECURITIES UNDERLYING           UNEXERCISED
         NAME             ACQUIRED ON       AGGREGATE VALUE       UNEXERCISED OPTIONS AT FISCAL         IN-THE-MONEY
                          EXERCISE (#)       REALIZED ($)                   YEAR-END                   OPTIONS/SARS AT
                                                                  -----------------------------             FISCAL
                                                                                                           YEAR-END
                                                                                                             ($)
  ---------------------------------------------------------------------------------------------

                                                                EXERCISABLE        UNEXERCISABLE
  -----------------------------------------------------------------------------------------------------------------------
  Phil Dubois                 Nil                 Nil               Nil               350,000                N/A
  -----------------------------------------------------------------------------------------------------------------------

  Ken Bradley                 Nil                 Nil               Nil               350,000                N/A
  -----------------------------------------------------------------------------------------------------------------------

  Ken Spencer (1)             Nil                 Nil             111,667             23,333                 Nil
  -----------------------------------------------------------------------------------------------------------------------

  Bob Smart (1)               Nil                 Nil              58,333             16,667                 Nil
  -----------------------------------------------------------------------------------------------------------------------

  Ian Thomas (1)              Nil                 Nil              58,333             16,667                 Nil
  -----------------------------------------------------------------------------------------------------------------------

  Jim MacKay                  Nil                 Nil             166,667             183,333                Nil
  -----------------------------------------------------------------------------------------------------------------------

  TOTAL                       NIL                 NIL             395,000             940,000                NIL
  -----------------------------------------------------------------------------------------------------------------------

  NOTE (1) There were no options granted by the Company to these specified directors noted during the year ended June 30, 2002.

         The following is a summary of long-term incentive plans granted to the Company's directors and officers and during the fiscal year ended June 30, 2002:

  ------------------------------------------------------------------------------------------------------------------

  LONG-TERM INCENTIVE PLANS  - AWARDS IN LAST FISCAL YEAR
  ------------------------------------------------------------------------------------------------------------------

                                                     PERFORMANCE OR
                              NUMBER OF SHARES,    OTHER PERIOD UNTIL
                            UNITS OR OTHER RIGHTS     MATURATION OR     THRESHOLD      TARGET          MAXIMUM
            NAME                      #                  PAY-OUT         ($ OR #)     ($ OR #)         ($ or #)
  ------------------------------------------------------------------------------------------------------------------
  Phil Dubois (1)                    Nil                   Nil               Nil          Nil            Nil
  ------------------------------------------------------------------------------------------------------------------

  Ken Bradley (1)                    Nil                   Nil               Nil          Nil            Nil
  ------------------------------------------------------------------------------------------------------------------

  Ken Spencer                        Nil                   Nil               Nil          Nil            Nil
  ------------------------------------------------------------------------------------------------------------------

  Bob Smart                          Nil                   Nil               Nil          Nil            Nil
  ------------------------------------------------------------------------------------------------------------------

  Ian Thomas                         Nil                   Nil               Nil          Nil            Nil
  ------------------------------------------------------------------------------------------------------------------

  Jim MacKay                         Nil                   Nil               Nil          Nil            Nil
  ------------------------------------------------------------------------------------------------------------------

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

         The Board of Directors determines the terms and provisions of the stock options granted under the Stock Option Plan. The Stock Option Plan may be amended at any time by the Board of Directors, although certain amendments may require shareholder approval. On November 29, 2000, the Board of Directors amended the stock option plan to increase the number of common shares available for grant from 2,000,000 to 3,000,000 shares of common shares. This amendment was approved by the shareholders at the Annual Meeting of shareholders held on November 29, 2000, The Board of Directors may terminate the Stock Option Plan at any time.

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

         Either Mr. Dubois or Mr. Bradley may terminate his Consulting Agreement on three-(3) month's prior notice to the Company.

         On December 31, 2000, the consulting agreements with Phil Dubois and Ken Bradley were not renewed. Subsequently, on January 1, 2001, Mr. Dubois and Mr. Bradley became fulltime employees of the Company and each receives compensation of $10,000 Canadian per month.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDER SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of September 27, 2002 by (i) each of the Company's directors; (ii) each of the Company's named executive officers; and (iii) all directors and executive officers of the Company as a group; and (iv) each person (including any group) known to us to own more than five percent (5%) of any class of voting securities of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


---------------------------------------------------------------------------------------------------------------------
TITLE OF CLASS         NAME AND ADDRESS OF                 AMOUNT AND NATURE OF                PERCENTAGE OF CLASS (8)
                         BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP
---------------------------------------------------------------------------------------------------------------------
Common Shares         Phil Dubois                           3,538,050 (1),(7),(11)                 14.0% (8)
                      Suite 200
                      1727 West Broadway
                      Vancouver, BC V6J 4W6
---------------------------------------------------------------------------------------------------------------------

Common Shares         Ken Bradley                           3,578,050 (2),(7),(12)                 14.2% (8)
                      Suite 200
                      1727 West Broadway
                      Vancouver, BC V6J 4W6
---------------------------------------------------------------------------------------------------------------------

Common Shares         Brent Forgeron                          875,000 (9)                           3.6% (8)
                      23-1243 Thurlow Street
                      Vancouver, BC V6E 1X4
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
Common Shares         Ken Spencer                           1,975,480 (3),(7),(10)                  7.8% (8)
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
---------------------------------------------------------------------------------------------------------------------

Common Shares         Jim MacKay                              350,000 (4),(13)                      1.4% (8)
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
---------------------------------------------------------------------------------------------------------------------

Common Shares         Bob Smart                                75,000 (5)                           0.3%  (8)
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
---------------------------------------------------------------------------------------------------------------------

Common Shares         Ian Thomas                               75,000 (6)                           0.3%  (8)
                      Suite 200
                      1727 West Broadway
                      Vancouver BC V6J 4W6
---------------------------------------------------------------------------------------------------------------------
ALL OFFICERS AND DIRECTORS AS A GROUP (7)                  10,466,580                              37.9% (8)
---------------------------------------------------------------------------------------------------------------------

(1) Includes 71,000 shares of common stock owned by Mr. Dubois's wife. Also includes 555,800 shares of common stock, which may be purchased pursuant to warrants granted by the Company.

(2) Includes 71,000 shares of common stock owned by Mr. Bradley's wife. Also includes 595,800 shares of common stock, which may be purchased pursuant to warrants granted by the Company.

(3) Includes 795,240 shares of common stock that may be purchased pursuant to warrants granted by the Company. These warrants were purchased by him from the Company in two private placements.

(4) Includes 350,000 shares of common stock, which may be purchased pursuant to options granted by the Company.

(5) Includes 75,000 shares of common stock, which may be purchased pursuant to options granted by the Company.

(6) Includes 75,000 shares of common stock which may be purchased pursuant to options granted by the Company

(7)      Certain of these shares are subject to transfer restrictions.

(8) The percentages in this table are based on a total number of outstanding common shares at September 27, 2002 of 24,308,175 plus it assumes the warrants or options granted to each director or executive officer has been 100% exercised by them. Therefore each executive officer or directors percentage has been adjusted by their specific option or warrants grants. If all the options and warrants granted to executive officers and directors were exercised the total outstanding common shares would be 27,590,015.

(9)      Mr. Forgeron ceased employment with the Company on September 5, 2000.

(10) Includes 135,000 shares of common stock, which may be purchased pursuant to options granted by the Company.

(11) Includes 350,000 shares of common stock, which may be purchased pursuant to options granted by the Company.

(12) Includes 350,000 shares of common stock, which may be purchased pursuant to options granted by the Company.

         Should Lee convert their $3,000,000 of convertible debenture to common stock of the Company it would own 15,425,156 common shares in the Company, which would represent a percentage ownership of 38.8%. This percentage ownership is based on outstanding shares of 39,733,331.

ITEM 12.  INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

GENERAL

         Pursuant to a share purchase agreement dated January 7, 1999, the shareholders of WelcomeTo sold their 100% interest in WelcomeTo to CityXpress for 8,510,000 shares in CityXpress which represented a controlling interest of approximately 62.5%. For accounting purposes this transaction was considered the recapitization of WelcomeTo and the acquisition of CityXpress by WelcomeTo. For a more detailed description of this transaction see Item 1 "Description of Business - Corporate History".

         On January 27, 1999, CityXpress acquired all of the issued and outstanding shares of Xceedx by exchanging one share of CityXpress for each share of common stock of Xceedx. As a result CityXpress issued 6,250,000 shares of common stock in a private offering under section 4(2) of the Securities Act. For a more detailed description of this transaction see Item 1 "Description of Business - Corporate History".

         The following table details the number of shares issued to the following executive officers resulting from theses two purchase agreements:

--------------------------------------------------------------------------------
NAME              ACQUISITION DATE     COMPANY                NUMBER OF SHARES
--------------------------------------------------------------------------------
Phil Dubois       January 27, 1999     Xceedx Technologies    2,561,250
--------------------------------------------------------------------------------
Ken Bradley       January 27, 1999     Xceedx Technologies    2,561,250
--------------------------------------------------------------------------------
Brent Forgeron    January 7, 1999      WelcomeTo Search       1,130,000
--------------------------------------------------------------------------------

         Except for (a) the issuance of shares of its stock to Mr. Forgeron pursuant to the Acquisition Agreement between WelcomeTo Search Engine, Inc. and the Company and the issuance of shares of its stock to Messrs. Dubois and Bradley pursuant to the Acquisition Agreement between Xceedx Technologies, Inc. and the Company, (b) the compensation described herein, and (c) advances to and by certain officers to cover expenses, all of which were reimbursed or repaid without interest, no director, executive officer, holder of ten percent of the Company's outstanding common stock, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of the Company, to the Company's knowledge, had a material interest either direct or indirect, in any particular transaction or series of transactions to which the Company or any subsidiary was a party, during the two fiscal years ended June 30, 2002 and June 30, 2001.

SHAREHOLDER LOANS

         The Company entered into unsecured shareholder loan agreements with Mr. Phil Dubois, the Company's President & CEO and Mr. Ken Bradley, Chief Operating Officer & CFO. As of June 30, 2002, the installment and demand shareholder loans have various interest rates attached to them as detailed below:

                                                      ANNUAL INTEREST
NAME                LOAN DESCRIPTION                  RATE AT JUNE 30, 2002                OUTSTANDING AMOUNT
----                ----------------                  ---------------------                ------------------
Phil Dubois         Loan payable equal monthly        Interest rate of 9.7%                       $114,532
                    installments of $763

Phil Dubois         Loan payable on demand            CIBC Visa interest rate of 19.5%            $ 13,344

Phil Dubois         Loan payable on demand            Scotia McLeod interest rate of 6%           $  5,873
                                                                                                  --------

TOTAL PHIL DUBOIS                                                                                 $133,749
                                                                                                  ========

Ken Bradley         Loan payable equal monthly        Interest rate of 9.7%                       $114,531
                    installments of $763

Ken Bradley         Loan payable on demand            Interest rate of 4.5%                       $  7,876


Ken Bradley         Loan payable on demand            TD Bank select line interest rate           $ 16,680
                                                      of 6.75%                                    --------

TOTAL KEN BRADLEY                                                                                 $139,087
                                                                                                  ========

TOTAL SHAREHOLDER LOANS                                                                           $272,836


EXECUTIVE OFFICER STOCK PURCHASE WARRANTS

         On June 13, 2000, the Company granted 541,600 stock purchase warrants to two of the Company's executive officers as consideration for their guarantee of the demand installment loan with the CIBC bank and for two shareholder loans totaling $168,600.

         On November 10, 2000, the Company granted additional 200,000 stock purchase warrants to two of the Company's executive officers as consideration for two shareholder loans to the Company totaling $83,400

         On June 26, 2001, the Company granted 160,000 stock purchase warrants to two of the Company's executive officers as consideration for their additional two shareholder loans totaling $66,028.

         The details of the stock purchase warrants are listed below as of June 30, 2002:


                       WARRANT GRANT               WARRANT PRICE       WARRANT GRANT          WARRANT
NAME                       DATE                         $US               AMOUNT            EXPIRY DATE
----                   -------------               -------------       -------------        -----------
Phil Dubois           June 13, 2000                    $0.25             270,800          June 13, 2005

Phil Dubois           November 10, 2000                $0.25              80,000          November 10, 2005

Phil Dubois           June 26, 2001                    $0.25              80,000          June 26, 2006

Ken Bradley           June 13, 2000                    $0.25             270,800          June 13, 2005

Ken Bradley           November 10, 2000                $0.25             120,000          November 10, 2005

Ken Bradley           June 26, 2001                    $0.25              80,000          June 26, 2006
                                                                         -------

TOTAL                                                                    901,600


ITEM 13. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         During the year ended June 30, 2002, Form 4's for Mr. Dubois, Mr. Bradley and Mr. MacKay were not timely filed.

ITEM 14. REPORTS ON FORM 8-K.

                  On June 17, 2002, the Company filed a Form 8-K Item 5 announcing the signing of a non-binding offer to acquire the business and other assets of 10digit Communications.

         On July 10, 2002, the Company filed a Form 8-K Item 2 announcing the completion of its acquisition of the online auction business and related assets of 10digit Communications.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CityXpress Corp


                         By    /s/ Ken Bradley
                            --------------------------
                                  Ken Bradley
                         Chief Operating Officer & CFO


                            Date September 19, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Phil Dubois                     Director, President and CEO                           September 25, 2002
------------------

/s/ Ken Bradley                     Director, Chief Operating Officer & CFO               September 25, 2002
------------------

/s/ Ken Spencer                     Director                                              September 25, 2002
------------------

/s/ Bob Smart                       Director                                              September 25, 2002
------------------


                                 CERTIFICATION

         I, Phil Dubois, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CityXpress Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 10, 2002

                                                          /s/ Phil Dubois
                                                 ------------------------------
                                                           [Signature]
                                                         President & CEO


                                 CERTIFICATION

         I, Ken Bradley, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CityXpress Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: October 10, 2002

                                                       /s/ Ken Bradley
                                                 ------------------------------
                                                        [Signature]
                                                  Chief Financial Officer &
                                                   Chief Operating Officer

                                    PART F/S

FINANCIAL STATEMENTS

         Audited Consolidated Financial Statements of CityXpress Corp as at June 30, 2002.

CONSOLIDATED FINANCIAL STATEMENTS

CITYXPRESS CORP.
(Expressed in U.S. dollars)
June 30, 2002 and 2001

GRANT THORNTON LLP
CHARTERED ACCOUNTANTS
MANAGEMENT CONSULTANTS
Canadian Member of
Grant Thornton International

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
CITYXPRESS CORP. (formerly CityXpress.com Corp.)

We have audited the accompanying consolidated balance sheets of CITYXPRESS CORP. (formerly CityXpress.com Corp.) as of June 30, 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

IN OUR OPINION, THE FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY,
IN ALL MATERIAL RESPECTS, THE CONSOLIDATED FINANCIAL POSITION OF CITYXPRESS CORP. AT JUNE 30, 2002 AND THE RESULTS OF ITS OPERATIONS AND ITS CASH FLOWS FOR THE YEAR THEN ENDED IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficiency. The Company is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters set out in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                      /s/ Grant Thornton LLP

Vancouver, Canada,
August 16, 2002                                       Chartered Accountants

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders of
CITYXPRESS.COM CORP.

We have audited the accompanying consolidated balance sheets of CITYXPRESS.COM CORP. (the "Company") as of June 30, 2001, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CityXpress.com Corp. at June 30, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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


Vancouver, Canada,                                    /s/ Ernst & Young LLP
August 23, 2001 (except for note 18[ii]
which is as of September 5, 2001).                    Chartered Accountants

CITYXPRESS CORP.


                          CONSOLIDATED BALANCE SHEETS
         [See Nature of Operations and Basis of Presentation - Note 1]


As at June 30                                       (Expressed in U.S. dollars)


                                                                          2002               2001
                                                                            $                  $
-------------------------------------------------------------------------------------------------

ASSETS [note 9]
CURRENT
Cash and cash equivalents                                               82,974             32,274
Accounts receivable, net of allowance for doubtful accounts
   of $nil in 2002 and 2001 [note 4]                                     3,091             19,087
Other receivables                                                        4,288              7,192
Prepaid expenses and other                                              16,329             23,647
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   106,682             82,200

Property and equipment, net [note 5]                                   102,232            117,243
Product development costs [note 6]                                     149,634             81,935
eCommerce technology, net of amortization of $1,416,484 at
   June 30, 2002 and $1,141,150 at June 30, 2001                            --            275,334
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           358,548            556,712
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable [note 7]                                              209,200            183,941
Accrued liabilities [note 7]                                           244,196            136,965
Demand instalment loan [note 10]                                       152,910            161,830
Stockholders' loans [note 11]                                          272,836            284,246
Deferred revenue                                                        11,266                514
Current portion of obligations under capital leases [note 12]           29,357             17,209
Current portion of loans payable [note 8]                              350,000                 --
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            1,269,765            784,705

Obligations under capital leases [note 12]                              40,030             40,960
Loans payable [note 8]                                                      --            290,000
Convertible loan debentures [note 9]                                 3,000,000          1,500,000
Deferred income taxes [note 15]                                             --             93,100
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    4,309,795          2,708,765
-------------------------------------------------------------------------------------------------
Commitments [note 15]

STOCKHOLDERS' DEFICIENCY
Share capital [note 14]
   Common stock - $0.001 par value
     Authorized shares: 100,000,000
     Issued and outstanding: 23,303,898 at June 30, 2002 and
     23,043,898 at June 30, 2001                                        23,304             23,044
   Additional paid in capital                                        5,843,305          5,813,315
Accumulated other comprehensive income                                  19,625             19,625
Deficit                                                             (9,837,481)        (8,008,037)
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                      (3,951,247)        (2,152,053)
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         358,548            556,712
=================================================================================================

See accompanying notes

CITYXPRESS CORP.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
         [See Nature of Operations and Basis of Presentation - Note 1]


Years ended June 30                                 (Expressed in U.S. dollars)


                                                                          2002               2001
                                                                            $                  $
-------------------------------------------------------------------------------------------------

REVENUE [note 4]
Advertising and promotional fees                                       200,290            136,791
Editorial content fees                                                 113,595              4,957
Auction fees                                                            48,633                 --
Training fees                                                           17,567             43,670
Custom development fees                                                 34,445             10,035
-------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                         414,530            195,453
Cost of sales                                                          511,425            389,647
-------------------------------------------------------------------------------------------------
GROSS LOSS                                                             (96,895)          (194,194)

OPERATING EXPENSES
Sales and marketing                                                    439,882            505,969
Product development and technology [note 17]                           280,836            348,765
Finance and administration                                             651,439            833,930
Amortization of eCommerce technology                                   275,334            472,200
-------------------------------------------------------------------------------------------------
                                                                     1,647,491          2,160,864
-------------------------------------------------------------------------------------------------
Operating loss                                                      (1,744,386)        (2,355,058)
OTHER INCOME (EXPENSE)
Loss on disposal of property and equipment                                  --               (423)
Interest expense                                                      (165,467)          (118,554)
Interest and miscellaneous income                                           78                196
Foreign exchange loss                                                  (12,769)            (4,500)
-------------------------------------------------------------------------------------------------
Total other expense                                                   (178,158)          (123,281)
-------------------------------------------------------------------------------------------------
Loss before income taxes                                            (1,922,544)        (2,478,339)
Deferred income tax recovery [note 15]                                  93,100            160,000
-------------------------------------------------------------------------------------------------
NET LOSS AND COMPREHENSIVE LOSS FOR THE YEAR                        (1,829,444)        (2,318,339)
=================================================================================================

NET LOSS PER COMMON SHARE [note 14[d]]
   Basic and diluted                                                     (0.08)             (0.10)
=================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES [note 14[d]]
   Basic and diluted                                                23,222,231         23,008,294
=================================================================================================

See accompanying notes

CITYXPRESS CORP.


              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
         [See Nature of Operations and Basis of Presentation - Note 1]

                                                    (Expressed in U.S. dollars)


                                                         COMMON    COMMON               ACCUMULATED                        TOTAL
                                              COMMON     STOCK      STOCK   ADDITIONAL     OTHER                       STOCKHOLDERS'
                                   COMMON    STOCK TO  ISSUED AND   TO BE    PAID IN   COMPREHENSIVE                      EQUITY
                                   STOCK    BE ISSUED  OUTSTANDING ISSUED   CAPITAL       INCOME        DEFICIT          (DEFICIT)
                                     #          #          $         $         $             $            $                 $
----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 2001

Balance at June 30, 2000        23,008,098      --      23,008      --      5,679,250      19,625      (5,689,698)          32,185
Shares issued for services
  rendered [note 14[a]]             35,800      --          36      --          8,914          --              --            8,950
Stock based compensation
  [notes 11[b] and 14[b]]               --      --          --      --        125,151          --              --          125,151
Net loss                                --      --          --      --             --          --      (2,318,339)      (2,318,339)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001        23,043,898      --      23,044      --      5,813,315      19,625      (8,008,037)      (2,152,053)

YEAR ENDED JUNE 30, 2002

Shares issued on exercise of
  warrants [note 14[a]]            100,000      --         100      --         24,900          --              --           25,000
Shares issued for services
  rendered [note 14[a]]            160,000      --         160      --          4,640          --              --            4,800
Stock based compensation
  [notes [note 14[b]]                   --      --          --      --            450          --              --              450
Net loss                                --      --          --      --             --          --      (1,829,444)      (1,829,444)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002        23,303,898      --      23,304      --      5,843,305      19,625      (9,837,481)      (3,951,247)
==================================================================================================================================

See accompanying notes

CITYXPRESS CORP.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         [See Nature of Operations and Basis of Presentation - Note 1]


Years ended June 30                                (Expressed in U.S. dollars)


                                                                          2002            2001
                                                                            $               $
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the year                                               (1,829,444)        (2,318,339)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Amortization                                                        275,334            472,200
   Depreciation                                                        110,851             75,014
   Loss on disposal of property and equipment                               --                423
   Shares issued for services rendered                                   4,800            217,971
   Stock based compensation                                                450            125,151
   Deferred income tax recovery                                        (93,100)          (160,000)
Changes in operating assets and liabilities:
   Accounts receivable                                                  15,996              9,816
   Other receivables                                                     2,904             19,028
   Prepaid expenses and other                                            7,318            (73,111)
   Accounts payable                                                     50,259           (130,370)
   Accrued liabilities                                                 107,231             89,355
   Deferred revenue                                                     10,752               (692)
-------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                               (1,336,649)        (1,673,554)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Sale of property and equipment                                              --                910
Purchase of property and equipment                                      (8,964)           (43,985)
Development costs                                                     (122,886)           (98,322)
-------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (131,850)          (141,397)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from loans payable                                             60,000            290,000
Proceeds from convertible loan debentures                            1,500,000          1,500,000
Repayment of demand instalment loan                                     (8,920)            (5,383)
Repayments under capital leases                                        (20,471)            (7,701)
Proceeds from stockholders' loans                                           --             66,028
Repayment of stockholders' loans                                       (11,410)           (34,682)
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,519,199          1,808,262
-------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  DURING THE YEAR                                                       50,700             (6,689)
Cash and cash equivalents, beginning of year                            32,274             38,963
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  82,974             32,274
=================================================================================================

NON CASH FINANCING AND INVESTING TRANSACTIONS NOT
  INCLUDED IN CASH FLOWS:
Settlement of accounts payable through the
  issuance of shares                                                    25,000                 --
Investing and Acquisition of capital assets financed
  with capital leases                                                   31,689             65,870
=================================================================================================

SUPPLEMENTAL DISCLOSURE
Interest paid                                                           50,265             46,207
=================================================================================================

See accompanying notes

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CityXpress Corp. ("Company") was incorporated under the laws of the State of Florida on January 7, 1999.

The Company has developed a suite of online products that provide newspapers with solutions through which they can defend and extend their position as the dominant means for local advertisers to promote themselves to local consumers. The Company's online special section product integrates niche editorial content with advertising and promotional tools that leverage a newspaper's brand and traffic. The Company's auction product allows newspapers to auction advertising clients' products in exchange for advertising credits with the newspaper, with the newspaper retaining the cash from all products that are sold in the auction. The Company intends to build further alliances with media companies who own newspaper and television stations. The Company currently operates in only one industry segment and its marketing efforts are currently targeted to the North American market.

The consolidated financial statements for the year ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $1,829,444 for the year ended June 30, 2002 and has a working capital deficiency of $1,163,083 and an accumulated deficit of $9,837,481 at June 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture fundings and through financing agreements with its clients. Also, management expects to generate higher revenues and lower expenses over the 2003 fiscal year. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital or increasing revenues. Further, there can be no assurance, assuming the Company successfully raises additional funds or increases revenues, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing or additional revenues, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

2.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are summarized below

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CityXpress Corp. and its wholly-owned subsidiaries: WelcomeTo Search Engine Inc. (British Columbia, Canada) and Xceedx Technologies Inc. (British Columbia, Canada). All significant intercompany balances and transactions have been eliminated on consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

LEASES

Leases are classified as either capital or operating leases. Leases which transfer substantially all the benefits and risks of ownership of the property to the Company are accounted for as capital leases. Capital lease obligations reflect the present value of future lease payments, discounted at the appropriate interest rate. All other leases are accounted for as operating leases whereby rental payments are expensed as incurred.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful life of the assets as follows:


     Computer equipment and software                      3 years
     Office furniture and equipment                       5 years
     Leasehold improvements                               Lease term

Computer equipment acquired under capital leases is also depreciated on the straight-line method over the shorter of the lease term and the estimated useful life on the asset.

PRODUCT DEVELOPMENT COSTS

Product development costs incurred after technological feasibility of a product has been established are capitalized until the developed product is available for general release.

Product development costs are amortized on the straight-line method over a 3 year period.

ECOMMERCE TECHNOLOGY

eCommerce technology arose as part of the acquisition of Xceedx Technologies Inc. and is being amortized on the straight-line method over its useful life, which is 36 months. As of June 30, 2002, this asset was completely amortized.

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

Stock options granted to non-employees are accounted for under SFAS No. 123 using the fair value method. Compensation expense is calculated using the Black Scholes option pricing model and recorded over the period the services are rendered.

CAPITAL STOCK ISSUED FOR CONSIDERATION OTHER THAN CASH

Capital stock issued for consideration other than cash is recorded at an estimate of the fair value of the stock issued or issuable or at an estimate of the fair value of the goods or services received (whichever is more readily ascertainable).

FOREIGN CURRENCY TRANSLATION

Until March 31, 2000, the functional currency of the Company was the Canadian dollar, while the reporting currency in the consolidated financial statements was the U.S. dollar. Consolidated asset and liability accounts were translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Consolidated revenue and expense amounts were translated at the average exchange rate for the period. Gains or losses resulting from this process were recorded in stockholders' equity as an adjustment to accumulated other comprehensive income.

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

REVENUE RECOGNITION

The Company enters into sales contracts that may encompass multiple elements, including advertising and promotional fees, editorial content fees, training fees, custom development fees and auction fees. Advertising and promotional, and editorial content fees are recognized monthly as the services are performed. Custom development fees are recognized when the client's web site is activated for the world wide web, at which time the Company retains no material conditions or obligations to the customer. Training fees are recognized as the services are performed. Cash received in advance of services rendered is recorded as deferred revenue.

Auction fees are recognized on completion of the auction per customer newspaper. The Company receives a unit fee per auction article and a percentage of total auction revenue received by the newspaper

GOVERNMENT GRANTS

Government grants towards current expenditures are applied to reduce product development and technology expenditures when there is reasonable assurance the Company has complied with all conditions necessary to receive the grants and collectibility is reasonably assured.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $58,398 in the year ended June 30, 2002 [2001 - $145,532].

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

LOSS PER COMMON SHARE

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed giving effect to all potential dilutive options and warrants that were outstanding during the year. For the years ended June 30, 2002 and 2001, all outstanding options and warrants were anti-dilutive.

RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141. Business Combinations, and SFAS
142. Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

         - all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

         - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licenced, rented or exchanged, either individually or as part of a related contract, asset or liability.

         - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

         - Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

         - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.143. Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result form the acquisition, construction, development and /or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144. Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the impariment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

In April 2002, FASB issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections to SFAS 13 are effective for transactions occuring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, "Account for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No.146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Management assessment of these statements is that they will not have a material impact on the company's financial position or results of operations.

3. FINANCIAL INSTRUMENTS

Amounts reported for cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, and stockholders' loans approximate their fair values due to the relatively short term nature or demand nature of the instruments. The carrying value of the demand instalment loan, loans payable, loan debentures and obligations under capital leases approximate fair value due to variable interest rates being charged on outstanding balances.

4. CREDIT RISK AND OTHER

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within range of management's expectations.

For the year ended June 30, 2002, approximately 57% of the Company's total revenues were generated through sales to Lee Enterprises Incorporated [2001 - 90%]. At June 30, 2002, approximately nil% of the Company's accounts receivable balance was due from this customer [2001 - 73%].

The Company currently licenses the business listing content for its regional business directory under an annual license agreement. Failure of the licensor to renew this license agreement on favourable terms or on a timely basis could result in adverse consequences.

5. PROPERTY AND EQUIPMENT

                                                2002                              2001
                                      ------------------------------      --------------------------
                                                        ACCUMULATED                     ACCUMULATED
                                      COST             DEPRECIATION       COST          DEPRECIATION
                                        $                    $              $               $
-----------------------------------------------------------------------------------------------------
Computer equipment and software      165,534             140,040         157,780          114,458
Computer equipment under capital
   leases                             96,081              33,907          65,870            9,497
Office furniture and equipment        20,853               7,814          18,458            4,105
Leasehold improvements                 7,692               6,167           7,692            4,497
-----------------------------------------------------------------------------------------------------
                                     290,160             187,928         249,710          132,557
-----------------------------------------------------------------------------------------------------
NET BOOK VALUE                                102,232                            117,243
-----------------------------------------------------------------------------------------------------


6. PRODUCT DEVELOPMENT COSTS

                                                                         2002               2001
                                                                           $                  $
-----------------------------------------------------------------------------------------------------
Cost                                                                   221,208             98,322
Accumulated depreciation                                                71,574             16,387
-----------------------------------------------------------------------------------------------------
Total Accrued liabilities                                              149,634             81,935
-----------------------------------------------------------------------------------------------------


7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                        2002               2001
                                                                          $                  $
-----------------------------------------------------------------------------------------------------
Trade accounts payable                                                 209,200            183,941
-----------------------------------------------------------------------------------------------------

Accrued interest                                                       188,676             72,347
Accrued vacation                                                        33,341             39,680
Accrued liabilities                                                     22,179             24,938
-----------------------------------------------------------------------------------------------------
Total Accrued liabilities                                              244,196            136,965
-----------------------------------------------------------------------------------------------------

8. LOANS PAYABLE

On August 16, 2000, the Company entered into a Loan and Security Agreement with Lee Enterprises Incorporated ("Lee"). Under this agreement, the Company has received $350,000 in funding in the form of promissory notes that bear interest at the monthly Wall Street Journal rate, as detailed below:


                                                                               WEIGHTED AVERAGE
                                                                                  EFFECTIVE
                                                                              INTEREST RATE (%)
                                                                              FOR THE YEAR ENDED
 LOAN DATE                         AMOUNT              MATURITY DATE            JUNE 30, 2002
                                      $
 -----------------------------------------------------------------------------------------------
 August 17, 2000                   125,000            October 31, 2002               5.35
 August 28, 2000                   125,000            October 31, 2002               5.35
 September 19, 2000                 40,000            October 31, 2002               5.35
 July 12, 2001                      60,000            October 31, 2002               5.35
 -----------------------------------------------------------------------------------------------
                                   350,000
 -----------------------------------------------------------------------------------------------

Pursuant to an Investment Agreement [note 9], the maturity dates of these loans payable were extended from November 17, 2000, November 28, 2000 and December 19, 2000 respectively, to October 31, 2002. Interest payable on these loans is payable on demand.

In conjunction with these agreements, the Company entered into a Collateral License Agreement and Escrow Agreement covering the licensing of the Company's software to Lee in the event of a default pursuant to the loan and security agreement. Interest for the year ended June 30, 2002 on these loans amounted to $18,272.

9. CONVERTIBLE LOAN DEBENTURES

On November 1, 2000, the Company entered into an Investment Agreement with Lee whereby Lee provided funding of $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture consists of a series of six debentures of $250,000 that were received by the Company during the year ended June 30, 2001. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share. If Lee does not convert the debenture into common shares, the Company will be required to repay the $1,500,000 loan on October 31, 2003. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the year ended June 30, 2002 on these debentures was 4.25%. Interest for the year ended June 30, 2002 on these debentures amounted to $63,832.

On July 30, 2001, the Company amended the Investment Agreement dated November 1, 2000 [note 9] with Lee whereby Lee would provide additional funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture. This would result in a total investment by Lee of $3,000,000 if all debentures were funded. The additional $1,500,000 subordinated convertible debenture would consist of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of twelve debentures (debentures "G-R") ranging in value from $50,000 to $310,000 each that would be funded during the period from August 10, 2001 to July 1, 2002. As of June 30, 2002 the Company received all payments under the series "G-R" debentures.

The Amended Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.176. Should Lee convert both investments of $3,000,000 it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the second debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. Each Series "G-R" subordinated convertible debenture for the second investment of $1,500,000 bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the year ended June 30, 2002 on these debentures was 3.96%. Interest for the year ended June 30, 2002 on these debentures amounted to $33,099.

The Amended Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of June 30, 2002, the company is in compliance with the covenants in both investment agreements. Interest due on the convertible debenture can be repaid or converted into shares of the Company's common stock at fair market value on the date of conversion at the option of Lee.

In conjunction with the Amended Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement [note 8] and the Collateral License Agreement and the Registration Rights Agreement to reflect the Series G-R debentures.

These debentures rank subordinate to the demand instalment loan [note 10], loans payable [note 8] and shareholders' loans totaling $218,218 [note 11].

SUBSEQUENT TO YEAR END, THE COMPANY RECEIVED $100,000 FROM LEE AS THE FIRST OF THREE INSTALMENTS ON THE AMENDED SECOND DEBENTURE AGREEMENT. THIS AGREEMENT WAS AMENDED TO ADD THREE ADDITIONAL DEBENTURE SERIES (S, T AND U) WHICH TOTAL AN ADDITIONAL $300,000. PAYMENTS UNDER THE AMENDMENT ARE AUGUST 1, 2002 FOR $100,000, SEPTEMBER 1, 2002 FOR $125,000 AND $75,000 ON OCTOBER 1, 2002. ALL THE
TERMS OF THE SECOND DEBENTURE REMAIN WITH THE EXTENSION.

10. DEMAND INSTALMENT LOAN

The Company has a demand instalment loan of $169,687 that bears interest at the bank's prime rate plus 1% and is repayable in equal monthly principal and interest instalments of $1,625 through February 2015, unless the loan is called on demand by the bank.

Annual principal repayments for this loan for the years succeeding June 30, 2002 are:

                                                   $
--------------------------------------------------------------------------------

2003                                             8,897
2004                                             9,554
2005                                            10,259
2006                                            11,016
2007                                            11,829
Thereafter                                     101,355
--------------------------------------------------------------------------------
                                               152,910
================================================================================

The loan is collateralized by a general security agreement on substantially all of the Company's assets, a collateral mortgage security for $168,600 (Cdn. $250,000) providing the bank a first security interest in the personal property of two of the Company's officers, personal guarantees from two of the Company's officers [note 11[b]] and the assignment of a life insurance policy on the Company's president.

At June 30, 2002, the bank prime's rate was 5.50% [2001 - 6.25%].

11. RELATED PARTY TRANSACTIONS

[A]   STOCKHOLDERS' LOANS

At June 30, 2002, the Company has several unsecured stockholder loans denominated in Canadian dollars outstanding with the Company's chief executive officer and chief financial officer. The stockholders' loans, all of which are without stated terms of repayment unless otherwise stated, are payable on demand.

                                                                         ANNUAL
                                                                        INTEREST        BALANCE OUTSTANDING
                                                                         RATE AT             AT JUNE 30,
                                                                      JUNE 30, 2002      2002            2001
                                                                              %            $               $
---------------------------------------------------------------------------------------------------------------
Loans payable bearing interest at 9.7% and repayable in
  equal monthly blended instalments of $1,526 through
   January 2011 [note 11[b][i]]                                             9.70       229,063          231,537

Loan payable bearing interest at the CIBC Visa monthly
  interest rate [note 11[b][ii]]                                           19.50        13,344            2,669

Loan payable bearing interest at the Scotia McLeod monthly
  interest rate [note 11[b][ii]]                                            9.50         5,873           16,680

Loan payable bearing interest at 4.5% per annum
   [note 11[b][ii]]                                                         4.50         7,876           16,680

Loan payable bearing interest at Toronto Dominion Bank monthly
  TD Select Line rate [note 11[b][ii]]                                      6.75        16,680           16,680
---------------------------------------------------------------------------------------------------------------
                                                                                       272,836          284,246
===============================================================================================================

Interest incurred on the loans amounted to $26,711 for the year ended June 30, 2002 [2001 - $22,270].

[B]      OTHER


[i] On November 10, 2000, the Company granted 200,000 warrants to two of the Company's officers, as consideration for their guarantee of the demand instalment loan [note 9] and as consideration for stockholders' loans totaling $84,300 that were made to the Company during the year ended June 30, 2000 [note 11[a]]. Each warrant is exercisable into one common share of the Company at a price of $0.25 per share through November 10, 2005 [note 14[c]]. The estimated fair value of these warrants at the date of issuance of $14,000 was recorded as an expense in the consolidated statement of loss for the year ended June 30, 2001. The Black Scholes option pricing model was used to value the warrants with the following assumptions: no dividend yield; risk-free interest rate of 6.0%; expected volatility of 154%; and an expected life of 2.0 years.

[ii] On June 26, 2001, the Company granted 160,000 warrants to two of the Company's officers, as consideration for stockholders' loans totaling $66,028 that were made to the Company during the year ended June 30, 2001 [note 11[a]]. Each warrant is exercisable into one common share of the Company at a price of $0.25 per share through June 26, 2006 [note 14[c]]. The estimated fair value of these warrants at the date of issuance of $3,200 was recorded as an expense in the consolidated statement of loss for the year ended June 30, 2001. The Black Scholes option pricing model was used to value the warrants with the following assumptions: no dividend yield; risk-free interest rate of 5.0%; expected volatility of 140%; and an expected life of 2.0 years.

12. OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain of its computer equipment under capital leases through fiscal year 2005. The future minimum lease payments required under capital leases as at June 30, 2002 are as follows:

                                                                        $
--------------------------------------------------------------------------------
2003                                                                 40,309
2004                                                                 33,900
2005                                                                 11,545
2006                                                                    375
--------------------------------------------------------------------------------
Total minimum lease payments                                         86,129
Less: amount representing interest                                  (16,742)
--------------------------------------------------------------------------------
Present value of minimum lease payments                              69,387
Less: current portion of obligations under capital leases           (29,357)
--------------------------------------------------------------------------------
Long-term portion of obligations under capital leases                40,030
================================================================================


13. COMMITMENTS

The Company leases its building premises and certain office equipment under operating leases expiring through fiscal year 2006. Future minimum lease commitments under these leases are as follows:

                                                                  OPERATING
                                                                   LEASES
                                                                      $
--------------------------------------------------------------------------------
2003                                                              101,181
2004                                                               14,752
2005                                                                4,682
2006                                                                  846
--------------------------------------------------------------------------------
Total future minimum lease payments                               121,461
================================================================================

Rent expense for the year ended June 30, 2002 amounted to approximately $134,892 [2001 - $106,841].

14. SHARE CAPITAL

[A]   COMMON STOCK

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

On November 29, 2001, the Company granted 75,000 stock options to a consultant for services rendered to the Company during the quarter ended December 31, 2001. Each stock option is exercisable into one common share of the Company at a price of $0.25 per share through November 30, 2004. The estimated fair value of these stock options at the date of issuance of $450 was recorded as an expense in the consolidated statement of operations for the quarter ended December 31, 2001. The Black Scholes option pricing model was used to value the warrants with the following assumptions: no dividend yield; risk-free interest rate of 5.0%; expected volatility of 153%; and an expected life of 3.0 years.

[B]   STOCK OPTIONS

Stock option transactions for the years ended June 30, 2002 and 2001 are summarized below:


                                                                       OUTSTANDING OPTIONS
                                                 SHARES          ---------------------------------
                                               AVAILABLE                          WEIGHTED AVERAGE
                                              UNDER OPTION         SHARES          EXERCISE PRICE
                                                   #                  #                  $
--------------------------------------------------------------------------------------------------
 BALANCE, JUNE 30, 2000                            362,500        1,637,500            0.68
 Shares reserved                                 1,000,000               --              --
 Granted, November 10, 2000                        (65,000)          65,000            0.25
          November 29, 2000                        (85,000)          85,000            0.25
          March 29, 2001                           (90,000)          90,000            0.25
          May 29, 2001                             (60,000)          60,000            0.25
          June 14, 2001                           (600,000)         600,000            0.25
 Forfeited                                         147,500         (147,500)           0.89
 Cancelled                                         490,000         (490,000)           1.50
--------------------------------------------------------------------------------------------------
 BALANCE, JUNE 30, 2001                          1,100,000        1,900,000            0.25
 Granted, November 29, 2001                       (145,000)         145,000            0.25
          June 28, 2002                         (1,225,000)       1,225,000            0.25
 Forfeited                                         380,000         (380,000)           0.25
--------------------------------------------------------------------------------------------------
 BALANCE, JUNE 30, 2002                            110,000        2,890,000            0.25
===================================================================================================

The following table summarizes information about stock options that are outstanding at June 30, 2002:

                                                                    OPTIONS EXERCISABLE
                                       OPTIONS OUTSTANDING   -------------------------------------
                          NUMBER            WEIGHTED-            NUMBER            WEIGHTED-
      EXERCISE        OUTSTANDING AT         AVERAGE         OUTSTANDING AT         AVERAGE
       PRICE           JUNE 30, 2002        REMAINING        JUNE 30, 2002      EXERCISE PRICE
         $                  #           CONTRACTUAL LIFE           #                   $
--------------------------------------------------------------------------------------------------
       0.25              2,890,000             2.79            1,066,667               0.25
==================================================================================================

The weighted average fair value of options granted during the year ended June 30 was as follows:

                                                                    WEIGHTED
                                                                     AVERAGE
                                                OPTIONS            FAIR VALUE
                                                   #                    $
-------------------------------------------------------------------------------

2002

Exercise price:
   Greater than fair market value              1,370,000               0.05
-------------------------------------------------------------------------------
                                               1,370,000               0.05
===============================================================================

2001

Exercise price:
   Greater than fair market value                900,000               0.07
-------------------------------------------------------------------------------
                                                 900,000               0.07
===============================================================================

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard ("SFAS") No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option granted during the year was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: risk free interest rates of 5% [2001 - 5%]; dividend yields of nil; volatility factors of the expected market price of the Company's common stock of 170% [2001 - 139%] and a weighted average expected life of the option of 2.79 years [2001 - 2.99 years].

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information for the year ended June 30, is as follows:

                                                                         2002               2001
                                                                           $                  $
-----------------------------------------------------------------------------------------------------
Net loss                                           As reported      (1,829,444)        (2,318,339)
APB 25 compensation expense                        As recorded              --            107,951
SFAS 123 compensation expense                      Pro forma           (49,700)          (497,523)
-----------------------------------------------------------------------------------------------------
Pro forma net loss attributable to common
   stockholders                                    Pro forma        (1,879,144)        (2,707,911)
-----------------------------------------------------------------------------------------------------
Weighted average number of common shares
   outstanding                                                      23,222,231         23,008,294
=====================================================================================================

Pro forma net loss per common share:
   Basic and diluted                               Pro forma            (0.08)             (0.12)
=====================================================================================================

[C]   WARRANTS

The following represents a summary of warrants outstanding at June 30, 2002:

                                                           OUTSTANDING WARRANTS
                                       --------------------------------------------------------------
                                         SHARES         EXERCISE PRICE
 GRANT DATE                                #                   $                    EXPIRY DATE
-----------------------------------------------------------------------------------------------------
 September 30, 1999                      465,800              0.25                 September 30, 2004
 October 13, 1999                        132,138              0.25                   October 13, 2004
 December 10, 1999                       408,000              0.25                  December 10, 2004
 January 18, 2000                        138,000              0.25                   January 18, 2005
 January 31, 2000                        500,000              0.25                   January 31, 2005
 May 1, 2000                             405,240              0.25                        May 1, 2005
 May 18, 2000                            280,000              0.25                       May 18, 2005
 June 13, 2000                           541,600              0.25                      June 13, 2005
 November 10, 2000                       200,000              0.25                  November 10, 2005
 June 26, 2001                           160,000              0.25                      June 26, 2006
-----------------------------------------------------------------------------------------------------
 BALANCE, JUNE 30, 2002                3,230,778
=====================================================================================================

On July 14, 2001, 45,260 warrants with an exercise price of $0.25 expired unexercised.

On September 29, 2001, the Company extended the expiry dates of all outstanding warrants issued in connection with private placements and loan guarantees by one year.

On June 28, 2002, the Company extended the expiry dates of all outstanding warrants issued by an additional two years.

[D]   LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                             2002               2001
                                                              $                   $
-----------------------------------------------------------------------------------------
Net loss for the year                                     (1,829,444)        (2,318,339)
-----------------------------------------------------------------------------------------
Net loss attributable to common shareholders              (1,829,444)        (2,318,339)

Weighted average number of common shares outstanding      23,222,231         23,008,294

Basic and diluted loss per common share                        (0.08)             (0.10)
-----------------------------------------------------------------------------------------

For the years ended June 30, 2002 and 2001, all of the Company's common shares issuable upon the exercise of 2,890,000 stock options and 3,230,778 warrants were excluded from the determination of diluted loss per common share as their effect would be anti-dilutive.

[E]   AUTHORIZED SHARE CAPITAL

On November 29, 2001, the shareholders approved in the Annual General Meeting an increase in the Company's authorized share capital from 50,000,000 no par value common shares to 100,000,000 no par value common shares.

15. INCOME TAXES

The Company is subject to United States Federal Taxes at an approximate rate of 34%. It is also subject to Canadian Federal and British Columbia provincial taxes of approximately 45%. No current provision or benefit for income taxes has been recorded for the years ended June 30, 2002 or 2001 as the Company has incurred operating losses and has no carryback potential.

The Company's deferred income tax recovery for the year ended June 30 comprises:

                                                                         2002           2001
                                                                           $             $
-----------------------------------------------------------------------------------------------------------------------------------
United States                                                           (93,100)      (160,000)
Canada                                                                       --             --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (93,100)      (160,000)
-----------------------------------------------------------------------------------------------------------------------------------

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the years ended June 30 is:

                                                                         2002           2001
                                                                           $              $
-----------------------------------------------------------------------------------------------------------------------------------
Tax at U.S. statutory rates                                            (653,000)      (842,000)
Higher effective income taxes of other country                         (168,000)      (197,000)
Deferred tax assets not recognized for accounting purposes               52,000          3,000
Tax losses not recognized for accounting purposes                       640,000        808,000
Non-deductible expenses                                                   4,500         86,000
Other                                                                    31,400        (18,000)
-----------------------------------------------------------------------------------------------------------------------------------
Income tax recovery                                                     (93,100)      (160,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net deferred tax assets (liabilities) consist of the following at June 30:

                                                                            2002                   2001
                                                                              $                      $
-----------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Loss carryforwards                                                        2,800,000              2,187,000
Tax value in excess of book value                                            44,000                 11,000
Valuation allowance for future tax assets                                (2,844,000)            (2,198,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                          --                     --
-----------------------------------------------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITY
Excess book versus tax difference on eCommerce technology                        --               (93,100)
-----------------------------------------------------------------------------------------------------------------------------------

The losses expire as follows:

                                                                            U.S.                 CANADIAN
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             $                      $

2003                                                                             --                 55,000
2004                                                                             --                  4,000
2005                                                                             --                180,000
2006                                                                             --              1,180,000
2007                                                                             --              1,610,000
2008                                                                             --              1,790,000
2009                                                                             --              1,410,000

2019                                                                         78,000                     --
2020                                                                          5,000                     --
2021                                                                         13,000                     --

-----------------------------------------------------------------------------------------------------------------------------------
                                                                             96,000              6,229,000
-----------------------------------------------------------------------------------------------------------------------------------

16. SEGMENT INFORMATION

Predominantly all of the Company's assets and employees are located in Canada for the years presented. The following table represents total revenues based on the location of the customer:

                                                                             2002                   2001
                                                                              $                       $
-----------------------------------------------------------------------------------------------------------------------------------
U.S.A.                                                                      363,509                185,466
Canada                                                                       51,021                  9,987
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                              414,530                195,453
-----------------------------------------------------------------------------------------------------------------------------------

17. PRODUCT DEVELOPMENT AND TECHNOLOGY

Government grants of $Nil for the year ended June 30, 2002 [2001 - $32,412] have been applied to reduce product development and technology expenditures in the consolidated statement of loss.


18. COMPARATIVE FIGURES

Certain comparative figures have been reclassified from statements previously presented to conform to the presentation adopted in the current year.

19. SUBSEQUENT EVENTS


On July 10, 2002, the Company completed the acquisition of 10digit Communications, the online auction division of the Winnipeg Free Press owned by FP Canadian Newspapers Limited Partnership. The purchase price for the acquisition will be calculated on revenue recognized from current customers for 2002 and be satisfied through the issuance of CityXpress shares in two tranches at $0.25 US per share. The first tranche of shares to be issued will be 1,004,277 common shares based on revenue generated by 10 digit auctions for the first six month of 2002. These shares were issued on September 9, 2002.

The second tranche of shares will be issued in January 2003 based on revenue generated from existing 10digit auction customers for the final six months of 2002. CityXpress also entered into a thirty month Equipment Lease Agreement with payments of $2,215 commencing October 1, 2002 to lease the computer hardware used by 10digit Communications to run their auctions. As part of the acquisition CityXpress also entered into the following agreements with FP Newspapers Limited Partnership a Noncompete and Nonsoliciation Agreement, Registration Rights Agreement, Assignment of Intellectual Property and Assignment and Assumption of Contracts.

                                PART III EXHIBITS

         The following Exhibits are filed herewith. The Company shall furnish copies of Exhibits for a reasonable fee covering the expenses of furnishing copies upon request.

Exhibit
Number             Description
-----------------------------------------------------------------------------------------------------------------------------------
99.1               Certificate of Chief executive Officer dated October 10, 2002

99.2               Certificate of Chief Financial Officer dated October 10, 2002

                   The following Exhibits are incorporated by reference to Exhibits previously filed with the Commission. The Company shall furnish copies of Exhibits for a reasonable fee covering the expenses of furnishing copies upon request.

Exhibit
Number                                       Description
-----------------------------------------------------------------------------------------------------------------------------------
3 (i)          Articles of Incorporation of Wicked Wings of Buffalo Inc. effective January 15, 1981.
               Incorporated by reference to Exhibit 1 to the Company's Form 10SB.

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

3.(i)          Articles of name change from WelcomeTo Search Engine, Inc. to CityXpress Corp effective August 25, 1999.
               Incorporated by reference to Exhibit 4 to the Company's Form 10SB.

3.(ii)         Bylaws of CityXpress Corp
               Incorporated by reference to Exhibit 5 to the Company's Form 10SB.

10.1.          Promissory Note with Ken Bradley for $50,000 Canadian funds dated June 26, 2001.

10.2           Promissory Note with Phil Dubois for $50,000 Canadian funds dated June 26, 2001

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

10.6           Voluntary Pooling Agreement by and between the undersigned Shareholders of
               WelcomeTo Search Engine, Inc., Welcome To Search Engine, Inc. and Russell
               & DuMoulin dated as of December 11, 19999.
               Incorporated by reference to Exhibit 9 to the Company's Form 10SB.

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

10.11          Strategic Partner Agreement by and between CityXpress Corp and Lee Enterprises Incorporated.
               Incorporated by reference to Exhibit 14 to the Company's Form 10SB.

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

10.14          Canadian Imperial Bank of Commerce Security Agreement with the Company.
               Incorporated by reference to Exhibit 18 to the Company's Form 10SB.

10.15          Guarantee of Mr. Phil Dubois.
               Incorporated by reference to Exhibit 19 to the Company's Form 10SB.

10.16          Guarantee of Mr. Ken Bradley.
               Incorporated by reference to Exhibit 20 to the Company's Form 10SB.

10.17          CyberCash Agreement.
               Incorporated by reference to Exhibit 21 to the Company's Form 10SB.

10.18          CityXpress Corp specimen share certificate.
               Incorporated by reference to Exhibit 22 to the Company's Form 10SB.

10.19          Loan and Security Agreement with Lee Enterprises Incorporated. dated August 16, 2000.
               Incorporated by reference to Exhibit 1 to the Company's Annual
               Report on Form 10-KSB for the fiscal year ended June 30, 2000.

10.20          Promissory Note Agreement with Lee Enterprises Incorporated. dated August 17, 2000.

10.21          Promissory Note Agreement with Lee Enterprises Incorporated. dated August 28, 2000.
               Incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-KSB
               for the fiscal year ended June 30, 2000.

10.22          Promissory Note Agreement with Lee Enterprises Incorporated dated September 19, 2000.
               Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-KSB
               for the fiscal year ended June 30, 2000.

10.23          Collateral License Agreement with Lee Enterprises Incorporated dated August 16, 2000.
               Incorporated by reference to Exhibit 5 to the Company's Annual Report on Form 10-KSB
               for the fiscal year ended June 30, 2000.

10.24          Escrow Agreement with Lee Enterprises Incorporated. dated August 16, 2000.
               Incorporated by reference to Exhibit 6 to the Company's Annual Report on Form 10-KSB
               for the fiscal year ended June 30, 2000.

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

10.35          Asset Purchase Agreement dated July 10, 2002. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated July 10, 2002.

10.36          Equipment and Lease Agreement dated July 10, 2002. Incorporated by reference to
               Exhibit 2.2 to the Company's Form 8-K dated July 10, 2002.

10.37          Non-Compete and non-Solicitation Agreement dated July 10, 2002. Incorporated by reference to Exhibit 2.3 to the Company's Form 8-K dated July 10, 2002.

10.38          Registration Rights Agreement dated July 10, 2002. Incorporated by reference to Exhibit
               2.4 to the Company's Form 8-K dated July 10, 2002.