Form 10QSB
period 2002-09-30
CITYXPRESS COM CORP
filed 2002-11-14
CIK 1104867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

CityXpress Corp
(Name of business)
Florida		98-0232838
(State of incorporation)		(IRS Employer Identification)
Suite 200-1727 West Broadway Vancouver, BC Canada V6J 4W6
(Address of principal executive offices)

Issuer's Telephone Number: 604-638-3811 Issuer's Fax Number: 604-638-3808

Former name, former address and formal fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 25, 2002: 24,308,175 common shares.

Transitional Small Business Disclosure Format (Check one): Yes X_ No__.

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

PART I-FINANCIAL INFORMATION

Item 1. First Quarter Financial Statements ending September 30, 2002

Consolidated unaudited interim financial statements of the Company for the three month period ended September 30, 2002 and September 30, 2001. All figures are presented in U.S. Currency, unless otherwise stated.

CONSOLIDATED BALANCE SHEETS

[See Nature of Operations and Basis of Presentation - Note 1]

[Unaudited] (Expressed in U.S. dollars)

As at September 30	September 30	June 30
	2002	2002
ASSETS
Current
Cash and cash equivalents	46,948	82,974
Accounts receivable, net of allowance for doubtful accounts of $nil in September 30, 2002 and June 30, 2002	46,952	3,091
Other receivables	9,162	4,288
Prepaid expenses	16,228	16,329
Total current assets	119,290	106,682

Property and equipment, net	149,158	102,232
Product development costs	165,686	149,634
Intangible assets [note 2]	49,276	N/A
Total assets	483,410	358,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable	191,859	209,200
Accrued liabilities	266,864	244,196
Demand instalment loan	151,045	152,910
Stockholders' loans	271,793	272,836
Deferred revenue	70,553	11,266
Current portion of obligations under capital leases	45,168	29,357
Current portion of loans payable	350,000	350,000
Total current liabilities	1,347,282	1,269,765

Obligations under capital leases	78,560	40,030
Convertible loan debentures [note 5]	3,225,000	3,000,000
Total liabilities	4,650,842	4,309,795

Stockholders' deficiency
Share capital [note 6] Common stock - $0.001 par value Authorized shares: 100,000,000 Issued and outstanding: 24,308,175 at September 30 2002 and 23,303,898 at June 30, 2002	24,308	23,304
Additional paid in capital	5,882,472	5,843,305
Accumulated other comprehensive income	19,625	19,625
Deficit	(10,093,837)	(9,837,481)
Total stockholders' deficiency	(4,167,432)	(3,951,247)
Total liabilities and stockholders' deficiency	483,410	358,548
See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS

[See Nature of Operations and Basis of Presentation - Note 1]

[Unaudited] (Expressed in U.S. dollars)

Three months ended September 30	2002	2001
	$	$
Revenue
Advertising and promotional fees	51,449	35,040
Editorial content fees	47,485	7,193
Auction fees	44,524	N/A
Training fees	19,690	12,065
Custom development fees	N/A	12,000
Total revenues	163,198	66,298
Cost of sales	84,007	149,622
Gross profit (loss)	79,191	(83,324)

Operating expenses
Sales and marketing	103,585	126,950
Product development and technology	71,729	119,142
Finance and administration	121,515	144,018
Amortization of intangible assets [note 2]	4,480	118,050
	301,309	508,160
Operating loss	(222,118)	(591,484)
Other income (expense)
Interest expense	(43,021)	(42,880)
Interest and miscellaneous income	15	15
Foreign exchange	8,768	1,803
Total other expense	(34,238)	(41,062)
Loss before income taxes	(256,356)	(632,546)
Deferred income tax recovery	N/A	40,000
Net loss and comprehensive loss for the period	(256,356)	(592,546)

Net loss per common share [note 6(d)]
Basic and diluted	(0.01)	(0.03)
Weighted average number of common shares [note 6(d)]
Basic and diluted	23,533,135	23,110,565
See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

[See Nature of Operations and Basis of Presentation - Note 1]

[Unaudited] (Expressed in U.S. dollars)

	Common stock #	Common stock to be issued #	Common stock issued and outstanding $	Common stock to be issued $	Additional paid in capital $	Accumulated other comprehensive income $	Deficit $	Total stockholders' equity (deficit) $
Year ended June 30, 2001
Balance at June 30, 2000	23,008,098	N/A	23,008	N/A	5,679,250	19,625	(5,689,698)	32,185
Shares issued for services rendered	35,800	N/A	36	N/A	8,914	N/A	N/A	8,950
Stock based compensation	N/A	N/A	N/A	N/A	125,151	N/A	N/A	125,151
Net loss for the year	N/A	N/A	N/A	N/A	N/A	N/A	(2,318,339)	(2,318,339)
Balance at June 30, 2001	23,043,898	N/A	23,044	N/A	5,813,315	19,625	(8,008,037)	(2,152,053)

Year ended June 30, 2002
Shares issued for exercise of warrants	100,000	N/A	100	N/A	24,900	N/A	N/A	25,000
Shares issued for services rendered	160,000	N/A	160	N/A	4,640	N/A	N/A	4,800
Stock based compensation	N/A	N/A	N/A	N/A	450	N/A	N/A	450
Net loss for the year	N/A	N/A	N/A	N/A	N/A	N/A	(1,829,444)	(1,829,444)
Balance at June 30, 2002	23,303,898	N/A	23,304	N/A	5,843,305	19,625	(9,837,481)	(3,951,247)

Acquisition of 10digit Communications [notes [4] and 6[a]]	1,004,277	N/A	1,004	N/A	39,167	N/A	N/A	40,171
Net loss for the period	N/A	N/A	N/A	N/A	N/A	N/A	(256,356)	(256,356)
Balance at September 30, 2002	24,308,175	N/A	24,308	N/A	5,882,472	19,625	(10,093,837)	(4,167,432)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

[See Nature of Operations and Basis of Presentation - Note 1]

[Unaudited] (Expressed in U.S. dollars)

Three months ended September 30	2002	2001
	$	$
OPERATING ACTIVITIES
Loss for the period	(256,356)	(592,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	N/A	118,050
Depreciation	40,812	25,887
Deferred income tax recovery	N/A	(40,000)
Changes in operating assets and liabilities:
Accounts receivable	(43,861)	(16,358)
Other receivables	(4,874)	(5,324)
Prepaid expenses and other	101	(4,260)
Accounts payable	(17,341)	(2,040)
Accrued liabilities	22,668	6,790
Deferred revenue	59,287	(218)
Net cash used in operating activities	(199,564)	(510,019)

INVESTING ACTIVITIES
10digit Communications acquisition costs [note 4]	(13,585)	N/A
Purchase of property and equipment	N/A	(2,040)
Development costs	(35,214)	(20,888)
Net cash used in investing activities	(48,799)	(22,928)

FINANCING ACTIVITIES
Proceeds from loans payable	N/A	60,000
Proceeds from convertible loan debentures	225,000	510,000
Repayment of demand instalment loan	(1,865)	(2,055)
Repayments under capital leases	(9,755)	(4,007)
Repayment of shareholders' loans	(1,043)	(595)
Net cash provided by financing activities	212,337	563,343

Net increase (decrease) in cash and cash equivalents during the period	(36,026)	32,014
Cash and cash equivalents, beginning of period	82,974	32,274
Cash and cash equivalents, end of period	46,948	64,288

Supplemental disclosure
Interest paid	10,313	14,147
Non cash investing and financing transactions:
Shares issued to acquire 10digit Communications [Note 4]	40,171	N/A
Capital assets acquired through the assumption of capital leases	64,096	N/A
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

These unaudited consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America and have been prepared on the same basis as the annual audited consolidated financial statements.

In the opinion of management, these audited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the years ended June 30, 2002 and 2001 included in the company's Annual Report on Form 10-KSB.

The consolidated financial statements for the three months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $256,356 for the three months ended September 30, 2002 and has a working capital deficiency of $1,227,992 and an accumulated deficit of $10,093,837 at September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture fundings and through financing agreements with its clients. Also, management expects to generate higher revenues and lower expenses in the remainder of the 2003 fiscal year. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital or increasing revenues. Further, there can be no assurance, assuming the Company successfully raises additional funds or increases revenues, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing or additional revenues, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

2. INTANGIBLE ASSETS

The company accounts for acquired intangible assets in accordance with SFAS No. 142 "Goodwill and Intangible Assets." Intangible assets consist of intellectual property and contracts acquired in the 10digit Communications acquisition [Note 4]. Intangible assets are amortized on a straight-line basis over three years and will be tested for impairment annually and whenever there is an impairment indicator.

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

Management assessment of this statement is that it will not have a material impact on the company's financial position or results of operations.

4. GOODWILL ACQUISITION

On July 10, 2002, the Company completed the acquisition of 10digit Communications ("10digit"), the online auction division of the Winnipeg Free Press owned by FP Canadian Newspapers Limited Partnership. 10digit was acquired to facilitate expansion of the company's auction business. The purchase price for the acquisition will be calculated on revenue recognized from current 10digit customers for 2002 and will be satisfied through the issuance of CityXpress shares. The first tranche of 1,004,277 common shares was issued on September 9, 2002 based on revenue generated by 10 digit auctions for the first six month of 2002 and recorded at an estimate of their fair value on the date of issuance.

The second tranche of shares will be issued in January 2003 based on revenue generated from existing 10digit auction customers for the final six months of 2002. These shares will be recorded at an estimate of their fair value on the date of issuance. CityXpress also assumed capital lease obligations on certain equipment used to run 10digit's auctions.

The net identifiable assets acquired from FP Canadian Newspaper Limited Partnership were:

Equipment	$38,834
Intellectual property and contracts	53,756
$92,590

1,004,277 shares issued	$40,171
Capital leases assumed	38,834
Acquisition costs	13,585
$92,590

The results of operations of 10digit are included for the period July 10, 2002 to September 30, 2002.

As part of the acquisition CityXpress also entered into the following agreements with FP Newspapers Limited Partnership:

  a Noncompete and Nonsoliciation Agreement,
  a Registration Rights Agreement,
  an Assignment of Intellectual Property, and
  an Assignment and Assumption of Contracts Agreement.

If this acquisition had occurred on July 1, 2002 or July 1, 2001, the following proforma results of operations have been estimated:

	Three Months Ended September 30 2002	Three Months Ended September 30 2001
	$	$
Revenue	163,198	110,822
Net Loss	(256,356)	(613,300)
Net Loss per share (Basic and Diluted)	(0.01)	(0.03)

5. CONVERTIBLE LOAN DEBENTURES

On November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated ("Lee") whereby Lee provided funding of $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture consists of a series of six debentures of $250,000 that were received by the Company during the year ended June 30, 2001. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share. If Lee does not convert the debenture into common shares, the Company will be required to repay the $1,500,000 loan on October 31, 2003. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the three months ended September 30, 2002 on these debentures was 3.75%. Interest for the three months ended September 30, 2002 on these debentures amounted to $14,178.

On July 30, 2001, the Company and Lee entered into a First Amendment To Investment Agreement, which amended the Investment Agreement dated November 1, 2000 whereby Lee agreed to provide additional funding of $1,500,000 in the form of floating rate subordinated convertible debentures. The additional $1,500,000 subordinated convertible debentures were in the form of a series of twelve debentures (debentures "G-R") ranging in value from $50,000 to $310,000, which were funded during the period from August 10, 2001 to July 1, 2002. This resulted in a total investment by Lee of $3,000,000.

The first amendment to the Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.176. Should Lee convert both investments of $3,000,000 it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the second debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. Each Series "G-R" subordinated convertible debenture for the second investment of $1,500,000 bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the three months ended September 30, 2002 on these debentures was 3.75%. Interest for the three months ended September 30, 2002 on these debentures amounted to $14,339.

In conjunction with the first amendment to the Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement and the Collateral License Agreement and the Registration Rights Agreement to reflect the Series G-R debentures.

On August 1, 2002, the Company and Lee entered into a Second Amendment To Investment Agreement, which amended the Investment Agreement dated November 1, 2000 whereby Lee agreed to provide additional funding of $300,000 in the form of floating rate subordinated convertible debentures. The additional $300,000 subordinated convertible debentures were in the form of a series of three debentures (debentures "S, T and U") ranging in value from $75,000 to $125,000, which were funded on August 1, 2002, September 1, 2002 and October 11, 2002 respectively. As of September 30, 2002, the Company had received $100,000 under the Series S Debenture and $125,000 under the Series T Debenture.

The second amendment to the Investment Agreement provides Lee the right to convert the $300,000 floating rate subordinated convertible debenture into 1,704,545 common shares of the Company at a conversion price of $0.176 per common share. As of September 30, 2002, the Company received $100,000 under the Series S Debenture and 125,000 under the Series T Debenture.

The second amendment to the Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of September 30, 2002, the Company is in compliance with the covenants in the Investment Agreement as amended. Interest due on the convertible debentures can be repaid or converted into shares of the Company's common stock at fair market value on the date of conversion at the option of Lee.

6. SHARE CAPITAL

[a] Common stock

On September 9, 2002, the Company issued 1,004,277 common shares to FP Canadian Newspapers Limited Partnership in connection with the acquisition of 10digit Communications [Note 4].

[b] Stock options

Stock option transactions for the quarter ending September 30, 2002 are summarized below:

	Shares	Outstanding options
	available		Weighted average
	under option	Shares	exercise price
	#	#	$
Balance, June 30, 2002 and September 30, 2002	110,000	2,890,000	0.25

The following table summarizes information about stock options that are outstanding at September 30, 2002:

		Options outstanding	Options exercisable
Exercise price	Number outstanding at June 30, 2002	Weighted- average remaining contractual	Number outstanding at September 30, 2002	Weighted- average exercise price
$	#	life	#	$
0.25	2,890,000	2.54	1,066,667	0.25

[c] Warrants

The following represents a summary of warrants outstanding at September 30, 2002:

	Outstanding warrants
	Shares	Exercise price
Grant Date	#	$	Expiry date
September 30, 1999	465,800	0.25	September 30, 2004
October 13, 1999	132,138	0.25	October 13, 2004
December 10, 1999	408,000	0.25	December 10, 2004
January 18, 2000	138,000	0.25	January 18, 2005
January 31, 2000	500,000	0.25	January 31, 2005
May 1, 2000	405,240	0.25	May 1, 2005
May 18, 2000	280,000	0.25	May 18, 2005
June 13, 2000	541,600	0.25	June 13, 2005
November 10, 2000	200,000	0.25	November 10, 2005
June 26, 2001	160,000	0.25	June 26, 2006
Balance September 30, 2002	3,230,778

[d] Loss per common share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30 2002	Three Months Ended September 30 2001
	$	$
Net loss for the period	(256,356)	(592,546)
Net loss attributable to common shareholders	(256,356)	(592,546)

Weighted average number of common shares outstanding	23,533,135	23,110,565

Basic and diluted loss per common share	(0.01)	(0.03)

For the quarters ended September 30, 2002 and 2001, all of the Company's common shares issuable upon the exercise of 2,890,000 stock options and 3,230,778 warrants were excluded from the determination of diluted loss per common share as their effect would be anti-dilutive.

7. COMPARATIVE FIGURES

Certain comparative figures have been reclassified from statements previously presented to conform to the presentation adopted in the current quarter.

8. SUBSEQUENT EVENT

On October 11, 2002, the Company received $75,000 from Lee representing the Series-U Debenture under the Investment Agreement as amended.

Item 2. Management's Discussion and Analysis

General

The Company incurred a loss for the three months ended September 30, 2002 of $256,356 as compared to a loss of $592,546 for the same period in 2001, a decrease of $336,190.

The decrease in loss for the three months ended September 30, 2002 of $336,190 is the result of increased revenues and reduced expenses resulting primarily from the following items compared to the same three months ended September 30, 2001:

Summary of Improved Operating Loss:

Improved Revenue	$96,900
Decreased Cost of Sales	$65,615
Decreased Operating Expenses	$206,851

The Company's operating losses have been decreasing in a continued downward trend as experienced in the last six quarters.

Revenue

The Company recorded revenue of $163,198 in the three months ended September 30, 2002 an increase of $96,900 over the same three month period in 2001. Total revenues have been increasing in a continued upward trend for the last eight quarters. The revenue increase for the quarter resulted primarily from increased promotional advertisements in special sections; increased number of total special sections; increased content fees for the increased special sections and auction revenue. Editorial content data is added to our customers' special sections and content revenue is earned on a periodic basis. Although custom development fees decreased by $12,000, other revenue items including recently launched auctions increased by $44,524 during the three months ended September 30, 2002 compared to the same period ended September 30, 2001. Training revenue is dependent on the customer's needs and can fluctuate each quarter. The Company generates auction revenue when a customer uses our Xpress Auction product and services to run an online auction in their market. The Company receives a unit fee per auction article and a percentage of total auction revenue received by the newspaper.

Lee newspapers accounted for $65,076 of revenue for the quarter ended September 30, 2002.

Cost of sales

Cost of sales decreased by $65,615 for this quarter compared to the same quarter ended September 30, 2001 due primarily to cancellation of Dun & Bradstreet licensing fees of approximately $55,027, associated with providing business listing information for Canada and the United States.

Operating expenses

Operating expenses decreased by $206,851 for the quarter ended September 30, 2002 compared to the same quarter ended September 30, 2001. The decrease is due primarily to decreases in sales and marketing, development and technology, finance and administration and amortization of eCommerce technology expenses.

  Decrease in sales and marketing expenses of $23,365 this quarter is the result of decreases in rent for sales office in Kirkland, Washington of approximately $9,775 and less expensive promotional advertising materials purchased of approximately $13,415.
  Decrease in product development and technology expenses this quarter of approximately $47,413 was primarily due to reduction of programmers' salary expenses of approximately $27,000, resulting from a general salary cut to all programmers that averaged 12% and additional capitalization of programmers' salary expenses to product development cost of approximately $14,300 compared to the previous quarter ended September 30, 2001.
  Decrease in finance and administration expenses of $22,503 this quarter is the result of lower audit fees of approximately $5,800 and reduction of administration salary expenses of approximately $18,700, resulting from a general salary cut to all finance and administration employee that averaged 14%.
  Decrease in amortization of eCommerce technology expenses of approximately $118,050, a non cash item, is primarily attributable to remaining balance being fully amortized in the third quarter ended March 31, 2002.

Financing and Liquidity

As of September 30, 2002, the Company had a cash balance of $46,948, a working capital deficiency of $1,227,992 that included shareholders' loans of $271,793, a demand instalment loan of $151,045, accounts payables and accrued liabilities of $458,723, deferred revenue of $70,553, current portion of obligations under capital lease of $45,168 and current portion of loans payable of $350,000.

On July 30, 2001, the Company amended the Investment Agreement dated November 1, 2000 with Lee whereby Lee would provide additional funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture. This would result in a total investment by Lee of $3,000,000 if all debentures were funded. The additional $1,500,000 subordinated convertible debenture would consist of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of twelve debentures (debentures "G-R") ranging in value from $50,000 to $310,000 each that would be funded during the period from August 10, 2001 to July 1, 2002. As of June 30, 2002 the Company received all payments under the series "G-R" debentures.

The first amendment to the Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.176. Should Lee convert both investments of $3,000,000 it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the second debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. Each Series "G-R" subordinated convertible debenture for the second investment of $1,500,000 bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the three months ended September 30, 2002 on these debentures was 3.75%. Interest for the three months ended September 30, 2002 on these debentures amounted to $14,339.

In conjunction with the first amendment to the Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement and the Collateral License Agreement and the Registration Rights Agreement to reflect the Series G-R debentures.

On August 1, 2002, the Company amended Second Investment Agreement with Lee. This agreement was amended to add three additional debenture series (S, T and U) which total an additional $300,000. Payments under the amendment are August 1, 2002 for $100,000, September 1, 2002 for $125,000 and $75,000 on October 1, 2002. All the terms of the second debenture remain with the extension.

The second amendment to the Investment Agreement provides Lee the right to convert the $300,000 floating rate subordinated convertible debenture into 1,704,545 common shares of the Company at a conversion price of $0.176 per common share. As of September 30, 2002, the Company received $100,000 under the Series S Debenture and $125,000 under the Series T Debenture.

The second amendment to the Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of September 30, 2002, the Company is in compliance with the covenants in the Investment Agreements as amended. Interest due on the convertible debenture can be repaid or converted into shares of the Company's common stock at fair market value on the date of conversion at the option of Lee.

Based on the forecasted expenditures for the three months ended September 30, 2002, the Company forecast minimum annual operating cash requirements of approximately $1.5 million. The Lee investment of $300,000 provides the Company 20% of its forecasted operating cash requirement until June 30, 2003. Revenue from new media companies under contracts in June 2002 will help to offset the Company's cash flow shortfall of $1,500,000. The Company expects to see additional revenues from clients signed in the later part of fiscal 2002 as they will continue to launch additional Special Sections over their original Special Section launched. A number of clients signed in the later part of fiscal year 2002 have multiple newspapers which are commencing to launch Special Sections across their newspapers such as Freedom Newspapers. Based on the Company's success of signing new contracts CityXpress expects to sign additional contracts with new media companies that will provide additional operating cash.

The Company is expecting Xpress Auctions to contribute significant revenues in fiscal 2003 as the Company intensifies its direct marketing efforts in the United States. Also the Company is having success cross marketing Special Sections and Xpress Auctions with its existing client base. Special Sections clients are contracting for Xpress Auctions and new Xpress Auction clients are contracting for Special Sections. The Company also anticipates that clients who ran Xpress Auctions this year will contract to run another Xpress Auction in 2003.

The Company anticipates operating revenue improvements from both Xpress Auctions and Special Sections.

Plan of Operation

The Company is dependent on obtaining additional financing for ongoing operation, capital expenditures and working capital. There is no assurance that such financing will be available when required by or under terms favorable to the Company.

The Company anticipates that media revenue from Lee will grow as Lee implements the Company's products at more of its daily newspapers. Revenue generated from Lee for the period ended September 30, 2002 amounted to $63,670. Revenue from Lee over the next three quarters are expected to increase as Lee is continuing to roll out Special Sections across their 43 daily newspaper properties, which will result in increased revenue to the Company. Freedom is expected to continue its rollout to its 25 Community Newspapers. As of September 30, 2002, 12 out of 25 have rolled out Special Sections. The Company will work closely with each contracted media company to ensure that Special Sections are launched in all their newspapers

On July 10, 2002 the Company acquired 10digit Communications the online auction division of the Winnipeg Free Press. 10digit Communications which had run 35 auctions with the majority being for newspapers owned by CanWest Global Communications Corp. (CanWest). During the period from January to June 30, 2002, 10digit Communications generated auction revenues of approximately $167,000.

The Company will also generate auction revenue from auction clients of 10digit Communications. The Company expects that auction revenue will be a significant revenue generator in fiscal 2003.

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

The management of the Company believes that it will generate sufficient cash through private offerings, customer revenue and investments from media partners to fund its operations until June 30, 2003.

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

Item 3. Controls and Procedures

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings.

Item 2. Changes in Securities and Uses of Proceeds

During the first quarter ended September 30, 2002, the Company received an additional $225,000 in funding from Lee Enterprises Incorporated under two (2) convertible debentures. The Company received $100,000 on August 1, 2002 and issued its Series S floating rate subordinated convertible debenture, $125,000 on September 1, 2002 and issued its Series T floating rate subordinated convertible debenture.

For additional information please refer to the Financing and Liquidity section in this Form 10-QSB under Item 2 Management's Discussion and Analysis.

On September 9, 2002, the Company issued 1,004,277 common shares to FP Canadian Newspapers Limited Partnership for the acquisition of 10digit Communications. For additional information please refer to notes 4 and 6[a] of the consolidated financial statements enclosed. The Company claims exemption from the registration requirements of the Securities Act of 1933 as amended under Section 4(2) and Regulation D under that Act.

Item 3. Defaults Upon Senior Securities

There have been no defaults by the Company regarding any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

99.1 Certificate of Chief Executive Officer dated November 13, 2002.

99.2 Certificate of Chief Financial Officer dated November 13, 2002.

Form 8K reporting under Item 2 dated July 10, 2002.

Form 8K reporting under Item 5 dated October 7, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CityXpress Corp

Date: November 13, 2002	/s/ Ken Bradley
Signature

Ken Bradley
Print Name

Chief Operating Officer & CFO
Title

CERTIFICATION

I, Phil Dubois, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CityXpress Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Phil Dubois_____

Signature

President & CEO

CERTIFICATION

I, Ken Bradley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CityXpress Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Ken Bradley_____

Signature

Chief Financial Officer

Exhibit 99.1

Statement of Chief Executive Officer

Pursuant to Section 1350 of Title 18 of the United States Code

Pursuant to Section 1350 of Title 18 of the United States Code, I, Phil Dubois, the President & Chief Executive Officer of CityXpress Corp. (the "Corporation"), hereby certify that:

(1) I have reviewed the Quarterly Report on Form 10-QSB of the Corporation (the "Report") [to which this statement is an Exhibit];

(2) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(3) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Phil Dubois

Name: Phil Dubois

Title: President & Chief Executive Officer of CityXpress Corp.

Date: November 13, 2002

Exhibit 99.2

Statement of Chief Financial Officer

Pursuant to Section 1350 of Title 18 of the United States Code

Pursuant to Section 1350 of Title 18 of the United States Code, I, Ken Bradley, the Chief Financial Officer of CityXpress Corp. (the "Corporation"), hereby certify that:

(1) I have reviewed the Quarterly Report on Form 10-QSB of the Corporation (the "Report") [to which this statement is an Exhibit];

(2) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(3) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Ken Bradley

Name: Ken Bradley

Title: Chief Financial Officer of CityXpress Corp.

Date: November 13, 2002