Form 10QSB/A
period 2002-09-30
CITYXPRESS COM CORP
filed 2002-11-15
CIK 1104867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1 to Form 10-QSB)

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

TABLE OF CONTENTS

(Amendment No. 1) *1

*1 This amended Form 10-QSB is being filed to correct the heading of Note 4 in the Notes To Consolidated Financial Statements in Item 1 of the Form 10-QSB except as set forth in this explanatory note, there are no other changes to the Form 10-QSB.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

99.1 Certificate of Chief Executive Officer dated November 14, 2002.

99.2 Certificate of Chief Financial Officer dated November 14, 2002.

Form 8K reporting under Item 2 dated July 10, 2002.

Form 8K reporting under Item 5 dated October 7, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CityXpress Corp

Date: November 14, 2002	/s/ Ken Bradley
Signature

Ken Bradley
Print Name

Chief Operating Officer & CFO
Title

CERTIFICATION

I, Phil Dubois, certify that:

1. I have reviewed this Amendment No. 1 to the quarterly report on Form 10-QSB/A of CityXpress Corp.

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

Date: November 14, 2002

/s/ Phil Dubois_____

Signature

President & CEO

CERTIFICATION

I, Ken Bradley, certify that:

1. I have reviewed this Amendment No. 1 to the quarterly report on Form 10-QSB/A of CityXpress Corp.

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

Date: November 14, 2002

/s/ Ken Bradley_____

Signature

Chief Financial Officer

Exhibit 99.1

Statement of Chief Executive Officer

Pursuant to Section 1350 of Title 18 of the United States Code

Pursuant to Section 1350 of Title 18 of the United States Code, I, Phil Dubois, the President & Chief Executive Officer of CityXpress Corp. (the "Corporation"), hereby certify that:

(1) I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of the Corporation (the "Report") [to which this statement is an Exhibit];

(2) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(3) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Phil Dubois

Name: Phil Dubois

Title: President & Chief Executive Officer of CityXpress Corp.

Date: November 14, 2002

Exhibit 99.2

Statement of Chief Financial Officer

Pursuant to Section 1350 of Title 18 of the United States Code

Pursuant to Section 1350 of Title 18 of the United States Code, I, Ken Bradley, the Chief Financial Officer of CityXpress Corp. (the "Corporation"), hereby certify that:

(1) I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of the Corporation (the "Report") [to which this statement is an Exhibit];

(2) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(3) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Ken Bradley

Name: Ken Bradley

Title: Chief Financial Officer of CityXpress Corp.

Date: November 14, 2002