Form 10QSB
period 2002-12-31
CITYXPRESS COM CORP
filed 2003-02-13
CIK 1104867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31 2002.

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

Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 25, 2003: 24,308,175 common shares.

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

Part I-Financial Information

Item 1. Second Quarter Financial Statements ending December 31, 2002

Consolidated unaudited interim financial statements of the Company for the three and six month periods ended December 31, 2002 and December 31, 2001. All figures are presented in U.S. Currency, unless otherwise stated.

CONSOLIDATED BALANCE SHEETS

[See Basis of Presentation, Note 1] (Expressed in U.S. dollars)

	December 31	June 30
	2002	2002
	(Unaudited)
ASSETS
Cash and cash equivalents	22,886	82,974
Accounts receivable, net of allowance for doubtful accounts of $nil in December 31, 2002 and June 30, 2002	32,476	3,091
Other receivables	2,616	4,288
Prepaid expenses	19,602	16,329
Total current assets	77,580	106,682
Property and equipment, net	144,689	102,232
Product development costs	169,092	149,634
Intangible assets	65,983	N/A
Total assets	457,344	358,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable	205,479	209,200
Accrued liabilities	297,803	244,196
Demand instalment loan [note 9]	148,838	152,910
Stockholders' loans	270,929	272,836
Deferred revenue	199,552	11,266
Current portion of obligations under capital leases	61,908	29,357
Current portion of loans payable [note 5]	350,000	350,000
Total current liabilities	1,534,509	1,269,765

Obligations under capital leases	60,639	40,030
Convertible loan debentures [note 6]	3,300,000	3,000,000
Total liabilities	4,895,148	4,309,795

Stockholders' deficiency
Share capital [note 7] Common stock - $0.001 par value Authorized shares: 100,000,000 Issued and outstanding: 24,308,175 at December 31, 2002 and 23,303,898 at June 30, 2002	24,308	23,304
Additional paid in capital	5,882,472	5,843,305
Common stock to be issued	21,186	N/A
Accumulated other comprehensive income	19,625	19,625
Deficit	(10,385,395)	(9,837,481)
Total stockholders' deficiency	(4,437,804)	(3,951,247)
Total liabilities and stockholders' equity	457,344	358,548

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS

[See Basis of Presentation, Note 1] [Unaudited] (Expressed in U.S. dollars)

	3 Months ended December 31 2002	3 Months ended December 31 2001	6 Months ended December 31 2002	6 Months ended December 31 2001
	$	$	$	$
Revenue
Advertising and promotional fees	52,190	50,444	103,689	85,484
Editorial content fees	49,989	18,781	97,474	25,974
Auction fees	85,116	N/A	129,640	N/A
Training fees	5,745	5,446	25,435	17,511
Custom development fees	N/A	21,750	N/A	33,750
Total revenues	193,040	96,421	356,238	162,719
Cost of sales	81,998	143,363	166,005	292,985
Gross profit (loss)	111,042	(46,942)	190,233	(130,266)

Operating expenses
Sales and marketing	118,919	97,976	222,504	224,926
Product development and technology	91,690	71,243	175,102	195,767
Finance and administration	130,005	157,685	239,838	296,321
Amortization of intangible assets	4,480	118,050	8,959	236,100
	345,094	444,954	646,403	953,114
Operating loss	(234,052)	(491,896)	(456,170)	(1,083,380)
Other income (expense)
Interest expense	(44,160)	(41,411)	(87,180)	(84,292)
Miscellaneous income	15	15	29	30
Foreign exchange gain (loss)	(13,361)	(810)	(4,593)	994
Total other expense	(57,506)	(42,206)	(91,744)	(83,268)
Loss before income taxes	(291,558)	(534,102)	(547,914)	(1,166,648)
Deferred income tax recovery	N/A	40,000	N/A	80,000
Net loss and comprehensive loss for the period	(291,558)	(494,102)	(547,914)	(1,086,648)
Net loss per common share [note 7(d)]
Basic and diluted	(0.01)	(0.02)	(0.02)	(0.05)
Weighted average number of common shares [note 4(d)]
Basic and diluted	24,308,175	23,170,565	23,920,655	23,140,565

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

[See Basis of Presentation, Note 1] [Unaudited] (Expressed in U.S. dollars)

	Common stock #	Common stock to be issued #	Common stock issued and outstanding $	Common stock to be issued $	Additional paid in capital $	Accumulated other comprehensive income $	Deficit $	Total stockholders' equity (deficit) $
Year ended June 30, 2001
Balance at June 30, 2000	23,008,098	N/A	23,008	N/A	5,679,250	19,625	(5,689,698)	32,185
Shares issued for services rendered	35,800	N/A	36	N/A	8,914	N/A	N/A	8,950
Stock based compensation	N/A	N/A	N/A	N/A	125,151	N/A	N/A	125,151
Net loss for the year	N/A	N/A	N/A	N/A	N/A	N/A	(2,318,339)	(2,318,339)
Balance at June 30, 2001	23,043,898	N/A	23,044	N/A	5,813,315	19,625	(8,008,037)	(2,152,053)
Year ended June 30, 2002
Shares issued for exercise of warrants	100,000	N/A	100	N/A	24,900	N/A	N/A	25,000
Shares issued for services rendered	160,000	N/A	160	N/A	4,640	N/A	N/A	4,800
Stock based compensation	N/A	N/A	N/A	N/A	450	N/A	N/A	450
Net loss for the period	N/A	N/A	N/A	N/A	N/A	N/A	(1,829,444)	(1,829,444)
Balance at June 30 2002	23,303,898	N/A	23,304	N/A	5,843,305	19,625	(9,837,481)	(3,951,247)
Acquisition of 10digit Communications [notes (4) and (7a)]	1,004,277	211,858	1,004	21,186	39,167	N/A	N/A	61,357
Net loss for the period	N/A	N/A	N/A	N/A	N/A	N/A	(547,914)	(547,914)
Balance at December 31,2002 [unaudited]	24,308,175	N/A	24,308	21,186	5,882,472	19,625	(10,385,395)	(4,437,804)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

[See Basis of Presentation, Note 1] [Unaudited] (Expressed in U.S. dollars)

Six months ended December 31 2002	2002	2001
	$	$
OPERATING ACTIVITIES
Net loss for the period	(547,914)	(1,086,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	8,959	236,100
Depreciation	78,340	52,931
Deferred income tax recovery	N/A	(80,000)
Shares issued for services rendered	N/A	4,800
Stock based compensation	N/A	450
Changes in operating assets and liabilities:
Accounts receivable	(29,385)	(37,826)
Other receivables	1,672	4,552
Prepaid expenses and other	(3,273)	(1,154)
Accounts payable	(3,721)	32,571
Accrued liabilities	53,607	40,126
Deferred revenue	188,286	(416)
Net cash used in operating activities	(253,429)	(834,514)

INVESTING ACTIVITIES
10digit Communications acquisition [note 4]	(13,585)	N/A
Purchase of property and equipment	(2,167)	(4,555)
Development costs	(61,940)	(67,188)
Net cash used in investing activities	(77,692)	(71,743)

FINANCING ACTIVITIES
Borrowings under bank indebtedness	N/A	26,659
Proceeds from loans payable	N/A	60,000
Proceeds from convertible loan debentures	300,000	810,000
Repayment of demand instalment loan	(4,072)	(4,632)
Repayments under capital leases	(22,988)	(8,168)
Repayment of shareholders' loans	(1,907)	(9,876)
Net cash provided by financing activities	271,033	873,983

Net increase (decrease) in cash and cash equivalents during the period	(60,088)	(32,274)
Cash and cash equivalents, beginning of period	82,974	32,274
Cash and cash equivalents, end of period	22,886	N/A
Supplemental disclosure
Interest paid	21,290	27,133
Non cash investing and financing transactions:
Shares issued to acquire 10digit Communications [note 4]	61,357	N/A
Capital assets acquired through the assumption of capital leases	76,148	N/A

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

The consolidated financial statements for the three and six months ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $291,558 for the three months ended December 31, 2002 and has a working capital deficiency of $1,456,929 and an accumulated deficit of $10,385,395 at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture fundings and through financing agreements with its clients. Also, management expects to generate higher revenues and lower expenses in the remainder of the 2003 fiscal year. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital or increasing revenues. Further, there can be no assurance, assuming the Company successfully raises additional funds or increases revenues, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing or additional revenues, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Intangible assets

The company accounts for acquired intangible assets in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long Lived Assets". Intangible assets consist of intellectual property and contracts acquired in the 10digit Communications acquisition [Note 4]. Intangible assets are amortized on a straight-line basis over three years and will be tested for impairment annually and whenever there is an impairment indicator.

Deferred revenue

Revenue received in advance of the completion of auctions is deferred until the related auction services have been rendered and the auctions are complete.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No.146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No.148 "Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No.123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation"(FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stockbased employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's quarter ended March 31, 2003. The annual impact of a change to a fair value model has been previously disclosed in the Company's Annual Report on Form 10-KSB. The Company has no current intention to change its policy of accounting for stock-based compensation.

Management assessment of this statement is that it will not have a material impact on the company's financial position or results of operations.

4. ACQUISITION

On July 10, 2002, the Company completed the acquisition of 10digit Communications ("10digit"), the online auction division of the Winnipeg Free Press owned by FP Canadian Newspapers Limited Partnership. 10digit was acquired to facilitate expansion of the company's auction business. The purchase price for the acquisition will be calculated on revenue recognized from current 10digit customers for 2002 and will be satisfied through the issuance of CityXpress shares. The first tranche of 1,004,277 common shares was issued on September 9, 2002 based on revenue generated by 10 digit auctions for the first six month of 2002 and the shares were recorded at their fair value on the date of issuance.

The final tranche of 211,858 common shares was issued to FP Canadian Newspapers Limited Partnership in February 2003 based on revenue generated from existing 10digit auction customers for the final six months of 2002. These shares will be recorded at their fair value on the date of issuance.

The net identifiable assets of 10digit acquired from FP Canadian Newspaper Limited Partnership during the six months ended December 31, 2002 were:

Equipment	$38,834
Intellectual property and contracts	74,942
$113,776

1,216,135 shares issued	$61,357
Capital leases assumed	38,834
Acquisition costs	13,585
$113,776

The results of operations of 10digit are included for the period July 10, 2002 to December 31, 2002.

As part of the acquisition, CityXpress also entered into the following agreements with FP Newspapers Limited Partnership:

  a Noncompete and Nonsolicitation Agreement,
  a Registration Rights Agreement,
  an Assignment of Intellectual Property, and
  an Assignment and Assumption of Contracts Agreement.

If this acquisition had occurred on July 1, 2002 or July 1, 2001, the following proforma results of operations have been estimated:

	Six Months Ended December 31 2002 $	Six Months Ended December 31 2001 $
Revenue	356,238	207,243
Net Loss	(547,914)	(1,107,402)
Net Loss per share (Basic and Diluted)	(0.02)	(0.05)

5. LOANS PAYABLE

On August 16, 2000, the Company entered into a Loan and Security Agreement with Lee Enterprises Incorporated ("Lee"). Under this agreement, the Company has received $350,000 in funding in the form of promissory notes that bear interest at the monthly Wall Street Journal rate, as detailed below:

Loan date	Amount	Maturity date	Weighted average effective interest rate (%) for the six months ended December 31, 2002
	$
August 17, 2000	125,000	October 31, 2003	4.58
August 28, 2000	125,000	October 31, 2003	4.58
September 19, 2000	40,000	October 31, 2003	4.58
July 12, 2001	60,000	October 31, 2003	4.58
	350,000

The Third Amendment to Loan and Security Agreement was made as of October 31, 2002, which extended the maturity dates of these loans payable from October 31, 2002, to October 31, 2003. Interest on these loans is payable on demand.

In conjunction with these agreements, the Company entered into a Collateral License Agreement and Escrow Agreement covering the licensing of the Company's software to Lee in the event of default pursuant to the Loan and Security Agreement.

6. CONVERTIBLE LOAN DEBENTURES

On November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated ("Lee") whereby Lee provided funding of $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture consists of a series of six debentures of $250,000 that were received by the Company during the year ended June 30, 2001. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share. If Lee does not convert the debenture into common shares, the Company will be required to repay the $1,500,000 loan on October 31, 2003. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the six months ended December 31, 2002 on these debentures was 3.58%. Interest for the six months ended December 31, 2002 on these debentures amounted to $27,103.

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

In conjunction with the first amendment to the Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement and the Collateral License Agreement and the Registration Rights Agreement to reflect the Series G-R debentures

On August 1, 2002, the Company and Lee entered into a Second Amendment To Investment Agreement, which amended the Investment Agreement dated November 1, 2000 whereby Lee agreed to provide additional funding of $300,000 in the form of floating rate subordinated convertible debentures. The additional $300,000 subordinated convertible debentures were in the form of a series of three debentures (debentures "S, T and U") ranging in value from $75,000 to $125,000, which were funded on August 1, 2002, September 1, 2002 and October 11, 2002 respectively. The weighted average effective rate for the six months ended December 31, 2002 on these debenture series "G-U" was 3.57%. Interest for the six months ended December 31, 2002 on these debentures amounted to $30,700.

The second amendment to the Investment Agreement provides Lee the right to convert the $300,000 floating rate subordinated convertible debenture into 1,704,545 common shares of the Company at a conversion price of $0.176 per common share. As of December 31, 2002, the Company received $100,000 under the Series S Debenture, $125,000 under the Series T Debenture and $75,000 under the Series U Debenture.

The second amendment to the Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of December 31, 2002, the Company is in compliance with the covenants in the Investment Agreement as amended. Interest due on the convertible debentures can be repaid or converted into shares of the Company's common stock at fair market value on the date of conversion at the option of Lee.

7. SHARE CAPITAL

[a] Common stock

On September 9, 2002, the Company issued 1,004,277 common shares to FP Canadian Newspapers Limited Partnership in connection with the acquisition of 10digit Communications [Note 4].

[b] Stock options

On December 19, 2002, at the Annual Shareholder Meeting the shareholders approved changes to the Corporate Stock Option Plan ("Plan") pursuant to which the Company has reserved a total of 4,000,000, [June 30, 2002: 3,000,000] shares of common stock. The terms and vesting period of options are determined by the directors at the date of grant. The majority of the options granted to date are exercisable over a four-year period from the date the option was granted and vest on a cumulative basis at 1/3 per year.

Stock option transactions for the quarter ending December 31, 2002 are summarized below:

	Shares	Outstanding options
	available		Weighted average
	under option	Shares	exercise price
	#	#	$

Balance, June 30, 2002 and September 30, 2002	110,000	2,890,000	0.25
Increase in reserved shares	1,000,000	N/A	N/A
Forfeited	50,000	(50,000)	0.25
Balance, December 31, 2002	1,160,000	2,840,000	0.25

The following table summarizes information about stock options that are outstanding at September 30, 2002:

		Options outstanding	Options exercisable
Exercise price	Number outstanding at December 31, 2002	Weighted- average remaining	Number outstanding at December 31, 2002	Weighted- average exercise price
$	#	contractual life	#	$

0.25	2,840,000	2.27	1,145,000	0.25

[c] Warrants

The following represents a summary of warrants outstanding at December 31, 2002:

	Outstanding warrants
	Shares	Exercise price
Grant Date	#	$	Expiry date
September 30, 1999	465,800	0.25	September 30, 2004
October 13, 1999	132,138	0.25	October 13, 2004
December 10, 1999	408,000	0.25	December 10, 2004
January 18, 2000	138,000	0.25	January 18, 2005
January 31, 2000	500,000	0.25	January 31, 2005
May 1, 2000	405,240	0.25	May 1, 2005
May 18, 2000	280,000	0.25	May 18, 2005
June 13, 2000	541,600	0.25	June 13, 2005
November 10, 2000	200,000	0.25	November 10, 2003
June 26, 2001	160,000	0.25	June 26, 2006
Balance March 31 2002	3,230,778

[d] Loss per common share

For the three and six months ended December 31, 2002 and 2001, all of the Company's common shares issuable upon the exercise of 2,840,000 stock options and 3,230,778 warrants were excluded from the determination of diluted loss per common share as their effect would be anti-dilutive.

8. COMPARATIVE FIGURES

Certain comparative figures have been reclassified from statements previously presented to conform to the presentation adopted in the current quarter.

9. SUBSEQUENT EVENT

On January 10, 2003, two senior officers provided the Company $350,000 Cdn ($225,545 US) in the form of a Stockholder loan. The proceeds of this loan were used partly to repay the Company's Demand instalment loan from the Canadian Imperial Bank of Canada and the remainder was used for working capital.

Item 2 Management's Discussion and Analysis

General

The Company incurred a loss for the three months ended December 31, 2002 of $291,558 as compared to a loss of $494,102 for the same period in 2001, a decrease of $202,544.

The decrease in loss for the three months ended December 31, 2002 of $202,544 is the result of increased revenues and reduced expenses resulting primarily from the following items compared to the same three months ended December 31, 2001:

Summary of Improved Operating Loss:
Revenue Improvement	$96,619
Cost of Sales Decrease	$61,365
Operating Expense Decrease	$99,860

Revenue

The Company recorded revenue of $193,040 in the three months ended December 31, 2002 an increase of $96,619 over the same three months period in 2001. Total revenues have been increasing in a continued upward trend for the last nine quarters. The revenue increase for the quarter resulted primarily from increased promotional advertisements in special sections; increased content fees for special sections; and auction revenue. Editorial content data is added to our customers' special sections and content revenue is earned on a periodic basis. The Company generates auction revenue when a customer uses our Xpress Auction product to run an online auction in their market. The Company receives a unit fee per auction article and a percentage of total auction revenue received by the newspaper. Training revenue is dependent on the customer's needs and can fluctuate each quarter.

Content fees increased by $31,208 this quarter compared to the same quarter ended December 31, 2001. Although custom development fees decreased by $21,750, other revenue items including auctions fees increased by $85,116 during the three months ended December 31, 2002 compared to the same period ended December 31, 2001.

Lee Enterprises Incorporated ("Lee") newspapers accounted for $67,527 of revenue for the quarter ended December 31, 2002 or 35% of total revenue for the quarter, down from 76% from the comparative quarter, one year ago.

Cost of sales

Cost of sales decreased by $61,365 for this quarter compared to the same quarter ended December 31, 2001 due primarily to cancellation of Dun & Bradstreet licensing fees of approximately $55,800, associated with providing business listing information for Canada and the United States. These business listings were not cost effective for the Company to maintain for its customers.

Operating expenses

Operating expenses decreased by $99,860 for the quarter ended December 31, 2002 compared to the same quarter ended December 31, 2001. The net decrease is due primarily to the following:

  Decrease in finance and administration expenses of $27,680 this quarter, resulting from lower legal and annual shareholder filing expenses of approximately $15,400 and a reduction of administration salary expenses of approximately $10,900, resulting from a general salary cut to all finance and administration employee that averaged 14%.
  Decrease in amortization of eCommerce technology expenses of approximately $118,050, a non-cash item, is primarily attributable to the remaining balance being fully amortized in the third quarter ended March 31, 2002.
  Increase in sales and marketing expenses of $20,943 this quarter is the result of increases in travel expenses to service existing and prospective customers of approximately $20,400.
  Increase in product development and technology expenses this quarter of approximately $20,447 is primarily due to less capitalization of programmers' salary expenses of approximately $19,000 compared to the previous quarter ended December 31, 2001.

Quarterly Performance

The Company's quarterly results as indicated below demonstrate the quarterly improvements the Company has made in the following areas:

  Revenue has increased each quarter
  Cost of sales expense has decreased each quarter
  Gross profit has improved each quarter
  Total operating expenses has generally decreased each quarter
  Net loss has generally decreased each quarter
	1ST QTR.	2ND QTR.	3RD QTR.	4TH QTR.	1ST QTR.	2ND QTR.
	Sep 30/01	Dec 31/01	Mar 31/02	Jun 30/02	Sep 30/02	Dec 30/02

Revenue	66,298	96,421	105,615	146,196	163,198	193,040
Cost of Sales	149,622	143,363	129,678	101,194	84,007	81,998
Gross Profit (Loss)	(83,324)	(46,942)	(24,063)	45,002	79,191	111,042
Operating Expenses	508,160	444,954	380,452	301,493	301,309	345,094
Operating Loss	(591,484)	(491,896)	(404,515)	(256,491)	(222,118)	(234,052)
Other Expenses	41,062	42,207	41,798	53,091	34,238	57,506
Loss Before Taxes	(632,546)	(534,103)	(446,313)	(309,582)	(256,356)	(291,558)
Deferred Taxes	40,000	40,000	13,100	0	0	0
Net Loss	(592,546)	(494,103)	(433,213)	(309,582)	(256,356)	(291,558)

Financing and Liquidity

As of December 31, 2002, the Company had a cash balance of $22,886, a working capital deficiency of $1,456,929 that included shareholders' loans of $270,929, a demand instalment loan of $148,838, accounts payables and accrued liabilities of $503,282, deferred revenue of $199,552, current portion of obligations under capital lease of $61,908 and current portion of loans payable of $350,000.

On January 10, 2003, two senior officers provided the Company $350,000 Cdn ($225,545 US) in the form of a Shareholder loan. The proceeds of the loan were used partly to repay the Company's demand loan from the Canadian Imperial Bank of Canada and the remainder was used for working capital.

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

The first amendment to the Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.176. Should Lee convert both investments of $3,000,000 it would result in the Company issuing 15,425,156 common shares. If Lee does not convert the second debenture to common shares the Company will have to repay the $1,500,000 loan on October 31, 2003. Each Series "G-R" subordinated convertible debenture for the second investment of $1,500,000 bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the six months ended December 31, 2002 on these debentures was 3.57%. Interest for the six months ended December 31, 2002 on these debentures amounted to $30,700.

In conjunction with the first amendment to the Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement and the Collateral License Agreement and the Registration Rights Agreement to reflect the Series G-R debentures.

On August 1, 2002, the Company amended Second Investment Agreement with Lee. This agreement was amended to add three additional debenture series (S, T and U) which total an additional $300,000. Payments under the amendment were scheduled for August 1, 2002 for $100,000, September 1, 2002 for $125,000 and $75,000 on October 1, 2002. All the terms of the second debenture remain with the extension.

The second amendment to the Investment Agreement provides Lee the right to convert the $300,000 floating rate subordinated convertible debenture into 1,704,545 common shares of the Company at a conversion price of $0.176 per common share. As of December 31, 2002, the Company received $100,000 under the Series S Debenture, $125,000 under the Series T Debenture and $75,000 under the Series U Debenture.

The second amendment to the Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of December 31, 2002, the Company is in compliance with the covenants in the Investment Agreements as amended. Interest due on the convertible debenture can be repaid or converted into shares of the Company's common stock at fair market value on the date of conversion at the option of Lee.

The Third Amendment to the Loan and Security Agreement was made on October 31, 2002 which extended the maturity on the loans payable from October 31, 2002 to October 31, 2003.

Based on the forecasted expenditures for the six months ended December 31, 2002, the Company forecast minimum annual operating cash requirements of approximately $1.5 million for fiscal 2003. The Lee investment of $300,000 provides the Company 20% of this forecasted operating cash requirement. Revenue from new media companies already under contract for special sections will help offset the Company's cash flow shortfall. The Company expects to see additional revenues from Special Sections launched for existing and new customers. The Company is expecting Xpress Auctions to contribute significant revenues in fiscal 2003 as the Company intensifies its direct marketing efforts in the United States. The Company is scheduled to host more than 35 newspaper Xpress Auctions in the final six months of fiscal 2003, up from the 10 hosted in the first six months. The Company also anticipates that many clients who ran Xpress Auctions this year will contract to run another Xpress Auction in the fall of 2003. The Company is also cross marketing Special Sections and Xpress Auctions within its existing client base. Special Sections clients are contracting for a Xpress Auction, while many new Xpress Auction clients are expected to contract for Special Sections.

The Company anticipates operating revenue improvements from both Xpress Auctions and Special Sections. Based on the Company's growing success in signing new contracts, CityXpress expects that new signings with new media companies will continue and will provide additional operating cash this fiscal year.

Plan of Operation

The Company is dependent on obtaining additional financing for ongoing operation, capital expenditures and working capital. There is no assurance that such financing will be available when required by or under terms favorable to the Company.

The Company anticipates that media revenue from Lee will grow as Lee implements the Company's products at more of its daily newspapers. Revenue generated from Lee for the period ended December 31, 2002 amounted to $67,527. Revenue from Lee over the next two quarters are expected to increase as Lee is continuing to roll out Special Sections across their 43 daily newspaper properties, which will result in increased revenue to the Company. Freedom Communications ("Freedom") is expected to continue its rollout to its 25 Community Newspapers. As of December 31, 2002, 20 out of 25 have rolled out Special Sections. A total of 277 Special Sections have been launched as of December 31, 2002, with Lee and Freedom rolling out 95 and 169 Special Sections, respectively. The Company works closely with each contracted media company to ensure that Special Sections are launched in all their newspapers

On July 10, 2002 the Company acquired 10digit Communications the online auction division of the Winnipeg Free Press. At the time of the acquisition, 10digit Communications had run 35 auctions with the majority being for newspapers owned by CanWest Global Communications Corp. (CanWest). During the period From January to June 30, 2002, 10digit Communications generated auction revenues of approximately $167,000.

The Company will continue to generate auction revenue from auction clients of 10digit Communication. CanWest, an original 10digit client is scheduled to run 16 auctions from mid February 2003 to May 2003. This will be the second time that CanWest has run auctions for these papers.

The Company expects that auction revenue will increase significantly in the final six months of fiscal 2003. Freedom is expected to schedule Xpress auctions across many of its newspaper properties in the next six months of 2003, after running a successful auction at its Orange County Register newspaper in October 2002. The Company has signed agreements for 35 auctions for the final six months of its fiscal year and expects to continue to sign agreements to run additional auctions in this period. As well as generating significant new revenue from these auctions, the Company also receives a minimum fee deposit from each customer at the time the agreement is signed, improving the Company's cash flow in advance of each auction actually taking place.

Management believes it will continue to be successful in closing additional media agreements in the next year. The Company also intends to develop additional products in conjunction with its media partners that will leverage the sales relationship it has developed with each media company. These future products will allow the media company's sales force to have additional products that they can sell to their local markets. These additional products will result in incremental revenue for the Company from its established newspaper customer base.

The Company is presently seeking additional funding through private offerings with individuals, institutions and media partners. The Company believes it can raise additional funds through these offerings.

The management of the Company believes that it will generate sufficient cash through customer deposits, increased revenue and private offerings and investments to fund its operations until June 30, 2003.

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

Item 3 Controls and Procedures

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

Item 2. Changes in Securities and Uses of Proceeds

During the second quarter ended December 31, 2002, the Company received an additional $75,000 in funding from Lee Enterprises Incorporated under one convertible debenture. The Company received $75,000 on October 11, 2002 and issued its Series U floating rate subordinated convertible debenture.

For additional information please refer to the Financing and Liquidity section in this Form 10-QSB under Item 2 Management's Discussion and Analysis.

Item 3. Defaults Upon Senior Securities

There have been no defaults by the Company regarding any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders of CityXpress Corp. was held on December 19, 2002.

A total of 17,787,500 shares of the Company's common stock were present or represented by proxy at the meeting. This represented more than 73% of the outstanding shares of the Company's common stock.

The individuals named below were re-elected as Directors for a term of one year:

Name	Votes Received	Votes Withheld
Ken Spencer	17,763,805	23,695
Phil Dubois	17,762,555	24,945
Ken Bradley	17,762,755	24,745
Bob Smart	17,540,805	246,695

Derek Mather was elected as Director for a term of one year.

Name	Votes Received	Votes Withheld
Derek Mather	17,705,305	82,195

The shareholders approved an amendment to the Company's Corporate Stock Option Plan to increase the number of shares reserved for future grants under the Corporate Stock Option Plan from 3,000,000 to 4,000,000 shares of common stock.

17,623,925	Voted For
158,075	Voted Against
5,500	Abstained

The appointment of Grant Thornton as auditors for the Company's fiscal year ending June 30, 2003, was approved by the shareholders.

17,744,700	Voted For
12,500	Voted Against
30,300	Abstained

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

99.1 Certificate of Chief Executive Officer dated February 14, 2003.

99.2 Certificate of Chief Financial Officer dated February 14, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CityXpress Corp

Date February 14, 2003	/s/ Ken Bradley
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

Date: February 14, 2003

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

Date: February 14, 2003

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

Date: February 14, 2003

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

Date: February 14, 2003