Form 10QSB
period 2003-03-31
CITYXPRESS COM CORP
filed 2003-05-15
CIK 1104867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2003

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

Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 7, 2003: 24,520,033 common shares.

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

Part I-Financial Information

Item 1. Third Quarter Financial Statements ending March 31, 2003

Consolidated unaudited interim financial statements of the Company for the three and nine month periods ended March 31, 2003 and March 31, 2002. All figures are presented in U.S. Currency, unless otherwise stated.

CONSOLIDATED BALANCE SHEETS

[See Nature of Operations and Basis of Presentation, Note 1] (Expressed in U.S. dollars)

	March 31	June 30
	2003	2002
	(Unaudited)
	$	$
ASSETS
Current
Cash and cash equivalents	11,878	82,974
Accounts receivable, net of allowance for doubtful accounts of $nil in March 31, 2003 and June 30, 2002	121,448	3,091
Other receivables	509	4,288
Prepaid expenses	15,716	16,329
Total current assets	149,551	106,682
Property and equipment, net	134,702	102,232
Product development costs	176,000	149,634
Intangible assets (note 4)	59,738	N/A
Total assets	519,991	358,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable	219,873	209,200
Accrued liabilities	333,068	244,196
Demand instalment loan [note 5]	N/A	152,910
Stockholders' loans [note 6]	536,942	272,836
Deferred revenue	281,354	11,266
Current portion of obligations under capital leases	62,196	29,357
Current portion of loans payable	350,000	350,000
Current portion of convertible loan debentures [note 7]	3,300,000	N/A
Total current liabilities	5,083,433	1,269,765
Obligations under capital leases	52,959	40,030
Convertible loan debentures [note 7]	N/A	3,000,000
Total liabilities	5,136,392	4,309,795

Stockholders' deficiency
Share capital [note 8] Common stock - $0.001 par value Authorized shares: 100,000,000 Issued and outstanding: 24,520,033 at March 31, 2003 and 23,303,898 at June 30, 2002	24,520	23,304
Additional paid in capital	5,968,446	5,843,305
Accumulated other comprehensive income	19,625	19,625
Deficit	(10,628,992)	(9,837,481)
Total stockholders' deficiency	(4,616,401)	(3,951,247)
Total liabilities and stockholders' deficiency	519,991	358,548

See accompanying notes. The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

[See Basis of Presentation - Note 1] [Unaudited] (Expressed in U.S. dollars)

	3 Months ended March 31 2003	3 Months ended March 31 2002	9 Months ended March 31 2003	9 Months ended March 31 2002
	$	$	$	$
Revenue
Auction fees	226,118	3,754	355,757	3,754
Advertising and promotional fees	51,248	58,413	154,938	143,897
Editorial content fees	44,108	41,592	141,582	67,566
Training fees	54,890	56	80,325	17,567
Custom development fees	N/A	1,800	N/A	35,550
Total revenues	376,364	105,615	732,602	268,334
Cost of sales	123,493	135,749	289,498	428,690
Gross profit (loss)	252,871	(30,134)	443,104	(160,356)

Operating expenses
Sales and marketing	135,572	114,180	358,076	339,106
Product development and technology	100,510	99,138	275,611	294,065
Finance and administration	197,246	121,829	437,086	419,035
Amortization of intangible assets	6,245	39,234	15,204	275,334
	439,573	374,381	1,085,977	1,327,540
Loss before undernoted	(186,702)	(404,515)	(642,873)	(1,487,896)
Other income (expense)
Interest expense	(41,438)	(39,093)	(128,618)	(123,385)
Miscellaneous income	16	32	45	63
Foreign exchange gain (loss)	(15,473)	(2,737)	(20,065)	(1,743)
Total other expense	(56,895)	(41,798)	(148,638)	(125,065)
Loss before income taxes	(243,597)	(446,313)	(791,511)	(1,612,961)
Deferred income tax recovery	N/A	13,100	N/A	93,100
Net loss and comprehensive loss for the period	(243,597)	(433,213)	(791,511)	(1,519,861)
Net loss per common share [note 8(d)]
Basic and diluted	(0.01)	(0.02)	(0.03)	(0.06)
Weighted average number of common shares [note 8(d)]
Basic and diluted	24,423,520	23,303,898	24,085,830	23,195,009

See accompanying notes. The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

[See Nature of Operations and Basis of Presentation, Note 1] (Expressed in U.S. dollars)

	Common stock #	Common stock issued and outstanding $	Additional paid in capital $	Accumulated other comprehensive income $	Deficit $	Total stockholders' equity (deficit) $
Year ended June 30, 2001
Balance at June 30, 2000	23,008,098	23,008	5,679,250	19,625	(5,689,698)	32,185
Shares issued for services rendered	35,800	36	8,914	N/A	N/A	8,950
Stock based compensation	N/A	N/A	125,151	N/A	N/A	125,151
Net loss for the year	N/A	N/A	N/A	N/A	(2,318,339)	(2,318,339)
Balance at June 30, 2001	23,043,898	23,044	5,813,315	19,625	(8,008,037)	(2,152,053)
Year ended June 30, 2002
Shares issued on exercise of warrants	100,000	100	24,900	N/A	N/A	25,000
Shares issued for services rendered	160,000	160	4,640	N/A	N/A	4,800
Stock based compensation	N/A	N/A	450	N/A	N/A	450
Net loss for the year	N/A	N/A	N/A	N/A	(1,829,444)	(1,829,444)
Balance at June 30, 2002	23,303,898	23,304	5,843,305	19,625	(9,837,481)	(3,951,247)
Acquisition of 10digit Communications [notes (4) and (8a)]	1,216,135	1,216	60,141	N/A	N/A	61,357
Stock based compensation	N/A	N/A	65,000	N/A	N/A	65,000
Net loss for the period	N/A	N/A	N/A	N/A	(791,511)	(791,511)
Balance at March 31, 2003 [unaudited]	24,520,033	24,520	5,968,446	19,625	(10,628,992)	(4,616,401)

See accompanying notes. The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[See Nature of Operations and Basis of Presentation, Note 1] [Unaudited] (Expressed in U.S. dollars)

Nine months ended March 31	2003	2002
	$	$
OPERATING ACTIVITIES
Net loss for the period	(791,511)	(1,519,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	15,204	275,334
Depreciation	124,899	80,144
Deferred income tax recovery	N/A	(93,100)
Shares issued for services rendered	N/A	4,800
Stock based compensation	65,000	450
Changes in operating assets and liabilities:
Accounts receivable	(118,357)	(16,099)
Other receivables	3,779	5,617
Prepaid expenses and other	613	1,712
Accounts payable	10,673	106,819
Accrued liabilities	88,872	170,115
Deferred revenue	270,088	6,320
Net cash used in operating activities	(330,740)	(977,749)

INVESTING ACTIVITIES
10digit Communications acquisition costs [note 4]	(13,585)	N/A
Purchase of property and equipment	(4,706)	(6,021)
Development costs	(95,340)	(86,432)
Net cash used in investing activities	(113,631)	(92,453)

FINANCING ACTIVITIES
Proceeds from stockholders' loans	277,912	N/A
Proceeds from loans payable	N/A	60,000
Proceeds from convertible loan debentures	300,000	1,010,000
Repayment of demand instalment loan	(152,910)	(7,558)
Repayments under capital leases	(37,921)	(13,647)
Repayment of stockholders' loans	(13,806)	(10,577)
Net cash provided by financing activities	373,275	1,038,218

Net increase (decrease) in cash and cash equivalents during the period	(71,096)	(31,984)
Cash and cash equivalents, beginning of period	82,974	32,274
Cash and cash equivalents, end of period	11,878	290
Supplemental disclosure
Interest paid	32,614	38,599
Non cash investing and financing transactions:
Shares issued to acquire 10digit Communications [note 4]	61,357	N/A
Capital assets acquired through the assumption of capital leases	83,688	24,787

See accompanying notes. The accompanying notes are an integral part of the consolidated financial statements.

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

In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

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

The consolidated financial statements for the three and nine months ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $243,597 for the three months ended March 31, 2003 and has a working capital deficiency of $4,933,882 and an accumulated deficit of $10,628,992 at March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture fundings and through financing agreements with its clients. Also, management expects to generate higher revenues and lower expenses in the remainder of the 2003 fiscal year. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital or increasing revenues. Further, there can be no assurance, assuming the Company successfully raises additional funds or increases revenues, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing or additional revenues, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impairment of long-lived assets

The company accounts for acquired intangible assets in accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long Lived Assets". Intangible assets consist of intellectual property and contracts acquired in the 10digit Communications acquisition [Note 4]. Intangible assets are amortized on a straight-line basis over three years and will be tested for impairment whenever there is an impairment indicator.

Deferred revenue

Revenue received in advance of the completion of auctions is deferred until the related auction services have been rendered and the auctions are complete.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous U.S. accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No.148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No.123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Corporation beginning with the Corporation's quarter ended March 31, 2003. The Corporation has no current intention to change its policy of accounting for stock-based compensation.

In November 2002, The FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The disclosure requirements of FIN 45 were effective for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the Corporation's financial position or results of operations.

4. ACQUISITION

On July 10, 2002, the Company completed the acquisition of 10digit Communications ("10digit"), the online auction division of the Winnipeg Free Press owned by FP Canadian Newspapers Limited Partnership. 10digit was acquired to facilitate expansion of the company's auction business. The purchase price for the acquisition was calculated on revenue recognized from current 10digit customers for 2002 and was satisfied through the issuance of CityXpress shares. The first tranche of 1,004,277 common shares was issued on September 9, 2002 based on revenue generated by 10 digit auctions for the first six month of 2002 and the shares were recorded at their fair value on the date of issuance.

The final tranche of 211,858 common shares was issued to FP Canadian Newspapers Limited Partnership on February 10, 2003 based on revenue generated from existing 10digit auction customers for the final six months of 2002. These shares were recorded at their fair value on the date of issuance.

The net identifiable assets of 10digit acquired from FP Canadian Newspaper Limited Partnership during the nine months ended March 31, 2003 were:

Equipment	$38,834
Intellectual property and contracts	74,942
$113,776

1,216,135 shares issued	$61,357
Capital leases assumed	38,834
Acquisition costs	13,585
$113,776

The results of operations of 10digit are included for the period July 10, 2002 to March 31, 2003.

As part of the acquisition, CityXpress also entered into the following agreements with FP Newspapers Limited Partnership:

  a Noncompete and Nonsolicitation Agreement,
  a Registration Rights Agreement,
  an Assignment of Intellectual Property, and
  an Assignment and Assumption of Contracts Agreement.

If this acquisition had occurred on July 1, 2002 or July 1, 2001, the following proforma results of operations have been estimated:

	Nine Months Ended March 31, 2003 $	Nine Months Ended March 31, 2002 $
Revenue	732,602	468,334
Net Loss	(791,511)	(1,590,861)
Net Loss per share (Basic and Diluted)	(0.03)	(0.07)

5. DEMAND INSTALLMENT LOAN

On January 10, 2003, the Company repaid its Demand installment loan with the Canadian Imperial Bank of Commerce from the proceeds of shareholder loans of two senior officers. [Note 6[a]]

6. RELATED PARTY TRANSACTIONS

[a] Stockholders' loans

On January 10, 2003, the Company's chief executive officers and chief financial officers provided the Company $350,000 CDN ($228,042 US) in the form of Stockholder loans.

		Balance Outstanding
	Annual Interest Rate at March 31, 2003 (%)	March 31, 2003 ($)	June 30, 2002 ($)

Loans payable bearing interest at 4.75% and repayable in equal monthly blended installments of $1,351 through January 2028	4.75	228,042	N/A
Unsecured loans payable bearing interest at 4.75% and repayable in equal monthly blended installments of $1,383 through January 2028	4.75	228,024	229,063
Loan payable bearing interest at Toronto Dominion Bank monthly TD Select Line rate	7.25	29,601	16,680
Loan payable bearing interest at the CIBC Visa monthly interest rate	19.50	18,465	13,344
Loan payable bearing interest at 4.5% per annum	4.50	12,331	7,876
Loan payable bearing interest at CIBC monthly Line rate	7.75	9,044	N/A
Loan payable bearing interest at CIBC monthly Line rate	8.25	5,562	N/A
Loan payable bearing interest at the Scotia McLeod monthly interest rate	9.50	5,873	5,873
		536,942	272,836

Interest incurred on the loans amounted to $16,539 for the nine months ended March 31, 2003 [2002 - $20,665].

[b] Other

On March 3, 2003, the Company granted 1,310,626 warrants to two of the Company's officers, as consideration for stockholders' loans totaling $350,000 CDN ($228,042 US) that were made to the Company during the three months ended March 31, 2003 [note 6[a]]. Each warrant is exercisable to purchase one common share of the Company at $0.18 per share through March 3, 2006 [note 8[c]]. The estimated fair value of these warrants at the date of issuance of $65,000 was recorded as an expense in the consolidated statement of loss for the three months ended March 31, 2003. The Black Scholes options pricing model was used to value the warrants with the following assumptions: no dividend yield; risk-free interest rate of 5.0%; expected volatility of 140%; and an expected life of 3.0 years.

7. CONVERTIBLE LOAN DEBENTURES

On November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated ("Lee") whereby Lee provided funding of $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture consists of a series of six debentures of $250,000 that were received by the Company during the year ended June 30, 2001. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share. If Lee does not convert the debenture into common shares, the Company will be required to repay the $1,500,000 loan on October 31, 2003. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the nine months ended March 31, 2003 on these debentures was 3.47%. Interest for the nine months ended March 31, 2003 on these debentures amounted to $39,123.

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

In conjunction with the first amendment to the Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement and the Collateral License Agreement and the Registration Rights Agreement to reflect the Series G-R debentures

On August 1, 2002, the Company and Lee entered into a Second Amendment To Investment Agreement, which amended the Investment Agreement dated November 1, 2000 whereby Lee agreed to provide additional funding of $300,000 in the form of floating rate subordinated convertible debentures. The additional $300,000 subordinated convertible debentures were in the form of a series of three debentures (debentures "S, T and U") ranging in value from $75,000 to $125,000, which were funded on August 1, 2002, September 1, 2002 and October 11, 2002 respectively. The weighted average effective rate for the nine months ended March 31, 2003 on these debenture series "G-U" was 3.46%. Interest for the nine months ended March 31, 2003 on these debentures amounted to $45,124.

The second amendment to the Investment Agreement provides Lee the right to convert the $300,000 floating rate subordinated convertible debenture into 1,704,545 common shares of the Company at a conversion price of $0.176 per common share.

The second amendment to the Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of March 31, 2003, the Company is in compliance with the covenants in the Investment Agreement as amended. Interest due on the convertible debentures can be repaid or converted into shares of the Company's common stock at fair market value on the date of conversion at the option of Lee.

8. SHARE CAPITAL

[a] Common stock

On September 9, 2002, the Company issued 1,004,277 common shares to FP Canadian Newspapers Limited Partnership in connection with the acquisition of 10digit Communications [Note 4].

On February 10, 2003, the Company issued the final tranche of 211,858 common shares to FP Canadian Newspapers Limited Partnership as part of the acquisition of 10digit Communications [Note 4].

[b] Stock options

On December 19, 2002, at the Annual Shareholder Meeting the shareholders approved changes to the Corporate Stock Option Plan ("Plan") pursuant to which the Company has reserved a total of 4,000,000, [June 30, 2002 : 3,000,000] shares of common stock. The terms and vesting period of options are determined by the directors at the date of grant. The majority of the options granted to date are exercisable over a four-year period from the date the option was granted and vest on a cumulative basis at 1/3 per year.

Stock option transactions for the quarter ending March 31, 2003 are summarized below:

	Shares	Outstanding options
	available		Weighted average
	Under option	Shares	exercise price
	#	#	$

Balance, June 30, 2002	110,000	2,890,000	0.25
Increase in reserved shares	1,000,000	N/A	N/A
Granted, January 30, 2003	(310,000)	310,000.25
Forfeited	50,000	(50,000)	0.25
Balance, March 31, 2003	850,000	3,150,000	0.25

The following table summarizes information about stock options that are outstanding at March 31, 2003:

		Options outstanding	Options exercisable
Exercise price	Number outstanding at March 31, 2003	Weighted- average remaining	Number outstanding at March 31, 2003	Weighted- average exercise price
$	#	Contractual life	#	$

0.25	3,150,000	2.20	1,158,333	0.25

[c] Warrants

The following represents a summary of warrants outstanding at March 31, 2003:

	Outstanding warrants
	Shares	Exercise price
Grant Date	#	$	Expiry date
September 30, 1999	465,800	0.25	September 30, 2004
October 13, 1999	132,138	0.25	October 13, 2004
December 10, 1999	408,000	0.25	December 10, 2004
January 18, 2000	138,000	0.25	January 18, 2005
January 31, 2000	500,000	0.25	January 31, 2005
May 1, 2000	405,240	0.25	May 1, 2005
May 18, 2000	280,000	0.25	May 18, 2005
June 13, 2000	541,600	0.25	June 13, 2005
November 10, 2000	200,000	0.25	November 10, 2003
June 26, 2001	160,000	0.25	June 26, 2006
March 3, 2003	1,310,626	0.18	March 3, 2006
Balance March 31, 2003	4,541,404

Weighted average exercise price of all outstanding warrants at March 31, 2003 is $0.23.

[d] Loss per common share

For the three and nine months ended March 31, 2003 and 2002, all of the Company's common shares issuable upon the exercise of 3,150,000 stock options and 4,541,404 warrants were excluded from the determination of diluted loss per common share as their effect would be anti-dilutive.

8. COMPARATIVE FIGURES

Certain comparative figures have been reclassified from statements previously presented to conform to the presentation adopted in the current quarter.

Item 2 Management's Discussion and Analysis

General

The Company incurred a loss for the three months ended March 31, 2003 of $243,597 as compared to a loss of $433,213 for the same period in 2002, a decrease of $189,616. For the nine months ended March 31, 2003, the Company incurred total losses of $791,511, a decrease of $728,350 over the same period in 2002.

The decrease in loss for the three months ended March 31, 2003 of $189,616 is the result of increased revenues and net reduced expenses resulting primarily from the following items compared to the same three months ended March 31, 2002:

Summary of Improved Operating Loss:
Revenue Improvement	$270,749
Cost of Sales Decrease	$12,256
Operating Expense Increase	($65,192)

Revenue

The Company recorded revenue of $376,364 in the three months ended March 31, 2003 an increase of $270,749 over the same three months period in 2002. For the nine months ended March 31, 2003, the Company recorded total revenue of $732,602, an increase of $464,268 over the same nine months period in 2002. Total revenues have been increasing in a continued upward trend for the last ten quarters. The revenue increases for the three and nine months ended March 31, 2003 resulted primarily from increased content fees for special sections; auction revenue; and training fees for Xpress Auctions. The increased content fees are the result of additional content added to special sections for existing and new customers. Editorial content data is added to our customers' special sections and content revenue is earned on a periodic basis. The Company generates auction revenue when a customer uses our Xpress Auction product to run an online auction in their market. The Company receives a unit fee per auction article and a percentage of total auction revenue received by the newspaper. Training revenue is dependent on the customer's needs and can fluctuate each quarter.

Auction fees increased by $222,364 this quarter compared to the same quarter ended March 31, 2002. Although custom development fees decreased by $1,800, other revenue items including training fees increased by $54,834 during the three months ended March 31, 2003 compared to the same period ended March 31, 2002.

Lee Enterprises Incorporated ("Lee") newspapers accounted for $76,321 of revenue for the quarter ended March 31, 2003 or 20% of total revenue for the quarter, down from 56% from the comparative quarter, one year ago.

Cost of sales

Cost of sales decreased by $12,256 for this quarter compared to the same quarter ended March 31, 2002. This is due primarily to the temporary cancellation of Dun & Bradstreet licensing fees of approximately $56,673 that is associated with providing business listing information for Canada and the United States, and an increase in travel expenses of approximately $38,884 relating to increased auction training at various customer locations. The Company reactivated the Dun & Bradstreet business listing information for the United States portion after the quarter ended March 31, 2003 in April 2003.

Operating expenses

Operating expenses increased by $39,192 for the quarter ended March 31, 2003 compared to the same quarter ended March 31, 2002. The marginal net increase is due primarily to the following:

  Increase in finance and administration expenses of $75,417 this quarter is the result of increases in depreciation expenses of approximately $11,100, a non-cash item. The increase in depreciation is primarily related to higher product development cost being depreciated this quarter. Also, an increase in stock-based compensation expense of $65,000, which relates to non-cash transactions for executive officer warrants granted during the three months ended March 31, 2003. The component of this non-cash expense relates to granting 1,310,626 warrants on March 3, 2003 to two executive officers for shareholder loans made to the Company, which resulted in a non-cash expense for the three months ended March 31, 2003 of $65,000.
  Decrease in amortization of eCommerce technology expenses of approximately $39,234, a non-cash item, is primarily attributable to the remaining balance being fully amortized in the third quarter ended March 31, 2002.
  Increase in sales and marketing expenses of $21,392 this quarter is the result of increases in additional sales staff and consultants hired to service the company's growing list of existing and prospective customers of approximately $27,800, and decrease in promotional expenses for trade show participation of approximately $5,544.
  Increase in product development and technology expenses this quarter of approximately $1,372 is primarily due to marginal additions of leased equipment expenses of approximately $2,900 compared to the previous quarter ended March 31, 2002.

Quarterly Performance

The Company's quarterly results as indicated below demonstrate the quarterly improvements the Company has made in the following areas:

  Revenue has increased each quarter
  Cost of sales expense has generally been lower each quarter
  Gross profit has improved each quarter
  Total operating expenses has generally been lower each quarter
  Net loss has generally decreased each quarter
	1ST QTR.	2ND QTR.	3RD QTR.	4TH QTR.	1ST QTR.	2ND QTR.	3RD QTR.
	Sep 30/01	Dec 31/01	Mar 31/02	Jun 30/02	Sep 30/02	Dec 30/02	Mar 31/03

Revenue	66,298	96,421	105,615	146,196	163,198	193,040	376,364
Cost of Sales	149,622	143,363	135,749	101,194	84,007	81,998	123,493
Gross Profit (Loss)	(83,324)	(46,942)	(30,134)	45,002	79,191	111,042	252,871
Operating Expenses	508,160	444,954	374,381	301,493	301,309	345,094	439,573
Operating Loss	(591,484)	(491,896)	(404,515)	(256,491)	(222,118)	(234,052)	(186,702)
Other Expenses	41,062	42,207	41,798	53,091	34,238	57,506	56,895
Loss Before Taxes	(632,546)	(534,103)	(446,313)	(309,582)	(256,356)	(291,558)	(243,597)
Deferred Taxes	40,000	40,000	13,100	0	0	0	0
Net Loss	(592,546)	(494,103)	(433,213)	(309,582)	(256,356)	(291,558)	(243,597)

Financing and Liquidity

As of March 31, 2003, the Company had a cash balance of $11,878, a working capital deficiency of $4,933,882 that included shareholders' loans of $536,942, accounts payables and accrued liabilities of $552,941, deferred revenue of $281,354, current portion of obligations under capital lease of $62,196, and current portion of loans payable of $350,000.

On March 31, 2003, the Company had an accounts receivable balance of $121,448, an increase of $118,357 from June 30, 2002. As of May 15, 2003, approximately 90% of the total accounts receivable balance have been collected from customers.

On January 10, 2003, two senior officers provided the Company $350,000 Cdn ($228,042 US) in the form of Shareholder loans. The proceeds of the loans were used partly to repay the Company's demand loan from the Canadian Imperial Bank of Canada and the remainder was used for working capital.

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

The second amendment to the Investment Agreement provides Lee the right to convert the $300,000 floating rate subordinated convertible debenture into 1,704,545 common shares of the Company at a conversion price of $0.176 per common share. As of December 31, 2002, the Company received $100,000 under the Series S Debenture, $125,000 under the Series T Debenture and $75,000 under the Series U Debenture. The weighted average effective rate for the nine months ended March 31, 2003 on these debentures was 3.47%. Interest for the nine months ended March 31, 2003 on these debentures amounted to $84,247.

The second amendment to the Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of March 31, 2003, the Company is in compliance with the covenants in the Investment Agreements as amended. Interest due on the convertible debenture can be repaid or converted into shares of the Company's common stock at fair market value on the date of conversion at the option of Lee.

The Third Amendment to the Loan and Security Agreement was made on October 31, 2002 which extended the maturity on the loans payable from October 31, 2002 to October 31, 2003.

Based on the forecasted expenditures for the nine months ended March 31, 2003, the Company forecast minimum annual operating cash requirements of approximately $1.5 million for fiscal 2003. The Lee investment of $300,000 provides the Company 20% of this forecasted operating cash requirement. Revenue from new media companies already under contract for special sections will help offset the Company's cash flow shortfall. The Company expects to see additional revenues from Special Sections launched for existing and new customers. In fiscal 2003, Xpress Auctions have contributed significant revenues for the Company. The Company expects Xpress Auctions to continue to generate significant revenues as the Company intensifies its direct marketing efforts in the United States. The Company is scheduled to host more than 27 newspaper Xpress Auctions in the final three months of fiscal 2003, up from the 15 hosted in the previous three months ended March 31, 2003. The Company also anticipates that many clients who ran Xpress Auctions this year will contract to run another Xpress Auction in the fall of 2003. The Company is also cross marketing Special Sections and Xpress Auctions within its existing client base. Special Sections clients are contracting for a Xpress Auction, while many new Xpress Auction clients are expected to contract for Special Sections.

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

The Company anticipates that media revenue from Lee will grow as Lee implements the Company's products at more of its daily newspapers. Revenue generated from Lee for the period ended March 31, 2003 amounted to $76,321. Revenue from Lee over the next quarter is expected to increase as Lee is continuing to roll out Special Sections across their 43 daily newspaper properties, which will result in increased revenue to the Company. Freedom Communications ("Freedom") is expected to continue its rollout to its 25 Community Newspapers. As of March 31, 2003, 22 out of 25 have rolled out Special Sections. A total of 301 Special Sections have been launched as of March 31, 2003, with Lee and Freedom rolling out 101 and 187 Special Sections, respectively. The Company works closely with each contracted media company to ensure that Special Sections are launched in all their newspapers

On July 10, 2002 the Company acquired 10digit Communications the online auction division of the Winnipeg Free Press. At the time of the acquisition, 10digit Communications had run 35 auctions with the majority being for newspapers owned by CanWest Global Communications Corp. (CanWest). During the period From January to June 30, 2002, 10digit Communications generated auction revenues of approximately $167,000.

The Company has generated $161,987 in auction revenue from auction clients of 10digit Communications during the three months ended March 31, 2003. CanWest, an original 10digit client ran 11 auctions from mid February 2003 to April 2003. This will be the second time that CanWest has run auctions for these papers.

The Company expects that auction revenue will continue to increase significantly in the final three months of fiscal 2003. Freedom is expected to schedule Xpress auctions across many of its newspaper properties in the next three months of 2003, after running a successful auction at its Orange County Register newspaper in October 2002. The Company has already signed agreements for 27 auctions for the final three months of its fiscal year and expects to continue to sign agreements to run additional auctions in this period. As well as generating significant new revenue from these auctions, the Company also receives a minimum fee deposit from each customer at the time the agreement is signed, improving the Company's cash flow in advance of each auction actually taking place.

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

Item 2. Changes in Securities and Uses of Proceeds

On February 12, 2003, the Company issued 211,858 shares of its common stock to FP Canadian Newspaper Limited Partnership ("FP") in connection with the Company's acquisition of the online auction business and related assets of 10digit Communications from FP. Shares of the Company's common stock were valued at $0.25 per share for purpose of the acquisition. The Company relied on an exemption from registration under Securities Act of 1933 provided by Section (4) of that Act as a private transaction not involving a public distribution.

Item 3. Defaults Upon Senior Securities

There have been no defaults by the Company regarding any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certificate of Chief Executive Officer dated May 15, 2003.

99.2 Certificate of Chief Financial Officer dated May 15, 2003.

(b) Form 8K reporting under Item 5 dated February 12, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CityXpress Corp

Date May 15, 2003	/s/ Ken Bradley
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

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003