Form 10QSB/A
period 2003-03-31
CITYXPRESS COM CORP
filed 2003-05-15
CIK 1104867

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

Operating expenses

Operating expenses increased by $65,192 for the quarter ended March 31, 2003 compared to the same quarter ended March 31, 2002. The marginal net increase is due primarily to the following:

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

Financing and Liquidity

As of March 31, 2003, the Company had a cash balance of $11,878, a working capital deficiency of $4,933,882 that included shareholders' loans of $536,942, accounts payables and accrued liabilities of $552,941, deferred revenue of $281,354, current portion of obligations under capital lease of $62,196, current portion of loans payable of $350,000 and current portion of convertible loan debentures of $3,300,000.

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