Form 10KSB
period 2003-06-30
CITYXPRESS COM CORP
filed 2003-10-14
CIK 1104867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended June 30, 2003

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
NASD OTC BULLETIN BOARD

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State issuer's revenues for its most recent fiscal year ended June 30, 2003 is $1,173,481.

The aggregate market value of the voting common equity held by non-affiliates computed at the average bid and asked price of common equity, as of October 14, 2003 based on 11,912,053 non-affiliate common shares is $833,843.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 14, 2003, 24,520,033 common shares.

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

Part I

Item 1. Description of Business

General

CityXpress Corp (the "Company"), a Vancouver-based technology company, has developed a suite of online products that provide newspapers with powerful solutions through which they can extend their position as the dominant means for local advertisers to promote themselves to local consumers. The Company's online auction product allows newspapers to auction vendor's products in exchange for advertising credits with the newspaper, with the newspaper retaining the cash from all products that are sold in the online auction. The Company's online special sections, designed to complement the sections newspapers run regularly in their print editions, integrates niche editorial content with advertising and promotional tools that leverage a newspaper's brand and traffic. Through alliances with newspapers, CityXpress is building a North American presence for its products, utilizing the advertising sales forces of its customers to sell its suite of promotional products.

The Company's XpressAuctions™ product offers newspapers the opportunity to boost advertising sales to local merchants through auctions that the newspaper sponsors throughout the year. The program delivers incremental revenue to the newspaper, as they retain the cash generated from the online auction, and a unique low-cost promotion to the merchant who receives advertising credits with the newspaper equivalent to the retail value of the merchandise placed in the online auction. XpressAuctions™ provides a complete package for the management and running of the newspaper's auction, with extensive workflow features built in to ease the work effort required by the newspaper. The auction is hosted by CityXpress on its high capacity servers and complete support is provided to help the newspaper launch, sell and implement a successful auction program.

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

Through alliances with newspapers whose portals have established a dominant position in their markets, the Company enjoys two significant advantages:

  We leverage our partners' brand and the traffic they are already generating to their sites,
  We gain immediate distribution for our products in our partners' markets through their print sales force.

Our solutions appeal to our partners' local advertising customers because:

  They are cost effective and easy to implement,
  They capture viewers from the portal, driving traffic both online and off-line to point of purchase.

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

On November 29, 2001, the Company changed its name to CityXpress Corp from CityXpress.com Corp.

Corporate Structure

CityXpress Corp has the following corporate structure:

    A Florida registered public company called CityXpress Corp
    CityXpress Corp has two private Canadian-based subsidiaries:
    WelcomeTo Search Engine Inc.
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

25 media companies who control 593 daily newspapers with a combined circulation of 40 million readers dominate the industry in the US. In addition to the dailies controlled by the top 25 US companies, there are 883 American dailies owned by smaller companies. In Canada, there are 102 dailies. Of the 1,578 dailies in the US and Canada, 1,426 daily newspapers, 90% of the total, now operate portal sites.

	Number of Daily Newspapers by Circulation
Total Newspapers	<50,000	50,0001 to 100,000	100,001 to 250,000	Over 250,000
1,578	1,329	126	79	44

[TABLE : pie chart]

Note 1.) Data supplied by the Newspaper Association of America.

The Company's products have been sold successfully in both large and small markets and by the sales staff of both daily and non-daily newspapers. Newspapers that have participated in our special section program for a year have on average launched three Special Sections. Although XpressAuctions™ is a relatively new product, our earliest customers are planning to launch a second online auction within six months of the first. As demonstrated by our performance to date, our products are appropriate to the needs of both small and large newspapers.

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

XpressAuctions™

XpressAuctions™ provides a complete environment to allow a newspaper to set up, run and fulfill an auction. A comprehensive administrative workflow environment is provided to allow the newspaper to set up and manage all aspects of an online auction, from entering product information and graphics directly into the auction database to collecting payments from successful bidders. The auction engine automatically manages an auction when it is in progress, from managing bidder registrations to accepting bids and determining and posting leading bids. A marketing subsystem is incorporated that, during the course of the online auction, provides bidders with messages encouraging them to continue bidding and with bid confirmations that include coupons for vendors on whose products they have bid. A "reverse publishing" feature is also incorporated that automatically produces a print catalogue of items from the online database in a format specified by the newspaper. A post-auction fulfillment system provides the newspaper with online and telephone facilities to collect bids and applicable taxes from the winning bidder. The fulfillment system also allows a newspaper to manage payments from credit cards to cash payments, and move to second place bidders if winning bidders default on payment.

XpressSections™

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

Similar to there print equivalents, the Company's online Special Sections targets niche consumers and provide advertisers with direct access to this valuable audience. XpressSections content areas include:

Home & Garden	Automotive
Health & Wellness	Weddings
Outdoors & Recreation	Personal Finance
Dining & Entertainment	Senior Living
Women's Magazine	Holidays

Other Proprietary Internet Products

The following products have been developed by CityXpress and, with the exception of XpressCoupons that is offered as part of both our auction and out special section products, are only sold as part of our XpressSections product line.

XpressCoupons®

The XpressCoupons system is designed to build traffic to a company's storefront and decrease the cost of customer acquisition. XpressCoupons provide a means for both online and offline redemption. Online redemption is provided through the ability to link a banner ad promoting a specific product directly to the shopping basket of a vendor's eCommerce site. Offline redemption is provided through the ability for the user to print the coupon, complete with bar code, for in-store redemption. The XpressCoupons system is implemented as part of both XpressAuctions™ (where it can be configured to deliver a vendors' coupons to individuals bidding on the vendor's products) and XpressSections (where available coupons are linked to and displayed alongside editorial content and in a advertiser's Business Profile).

XpressProfiles™

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

XpressShoppingGuide™

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

XpressStores™

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

XpressKiosks/Web Brochures™

XpressKiosks allows a business to build and maintain a three-page marketing brochure site by selecting templates and adding their own text and graphics. Companies may link their online stores to their Kiosk. XpressKiosks is offered in conjunction with XpressSections and are listed under each company's Business Profile, and under the Kiosks section next to Special Section editorial content.

XpressExperts™

XpressExperts allows a business to profile itself as a local expert on a topic of their choice, providing readers with the means to post questions to the expert and the expert with the tools to manage and respond to questions that are posted. XpressExperts is offered in conjunction with XpressSections and links to XpressExperts sites are incorporated into the applicable Special Section.

Technology Platform

The Company has built a proprietary software development platform, XpressWorks, which is used to develop our next generation of products. XpressWorks development was completed in November 2000. XpressWorks is designed to speed the development and deployment of new applications. The Company has ported their XpressWorks application framework and applications to J2EE architecture. This has allowed for a quicker development cycle and for more robust applications. The port of the application framework was completed in September 2001. The port of the last application was completed in August 2002.

In conjunction with the application development several new enterprise level systems were deployed. This includes a network load balancer, server clustering, and management systems. Given the scale of the XpressAuctions™ deployments this allows us to effectively and confidently operate this application.

The Company's development program is committed to adding other products that will grow the number and attractiveness of our offerings. The focus of new development will be on XpressAuctions™ .. This product will be enhanced with extended fulfillment and production features. The Company plans to expand its XpressAuctions™ product in both continuous vendor auctions and classified auctions both targeted for the newspaper market.

During the year ended June 30, 2003, the Company capitalized $121,694 of its costs relating to the development of new products. These costs will be amortized over the next three years.

Product Development

The Company's in-house development staff develops our online auction and special section software products. Our product development environment is based upon industry-standard technologies, including Linux, Java Server, Microsoft NT Server, and SQL Server. As of June 30, 2003, the Company employed 8 developers and software engineers.

The Company has spent approximately $410,919 for the year ended June 30, 2003 and $382,186 for the year ended June 30, 2002 on company-sponsored research and development activities, expensing both these amounts. The Company has also spent $121,694 for the year ended June 30, 2003 and $122,886 for the year ended June 30, 2002 on internal development costs that were capitalized.

The Company's development efforts focus is on extending its products' capabilities in areas that will provide increased revenue to our newspaper clients and greater value to their local advertiser. A secondary focus is providing additional workflow functions that make it easier for a newspaper to use our products.

Intellectual Property

The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, licensing agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. As of June 30, 2003, the Company has trademarked the name "CityXpress" and XpressCoupons" in Canada. By October 31, 2003, the name "CityXpress" will be trademarked in the United States.

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

With the formal launch of our online special section product in February 2001, the Company commenced a sales program to secure the next series of accounts. These efforts are continuing and to date have resulted in sales agreements with 54 newspapers running 182 XpressSections. These include agreements with major chains such as Lee incorporated (Lee) and Freedom Communications and large independents such as the Buffalo News. As of June 30, 2003 Lee newspapers have rolled out 149 Special Sections across 42 newspapers.

In February 2002, the Company announced its online auction product. By June 30, 2002, the Company had conducted online auctions for four Canadian and US newspapers, which ran six online auctions. The Company was focusing the efforts of its sales representatives on introducing the product to US newspapers. In July 2002, the Company acquired 10digit Communications, a Canadian company that had conducted approximately 30 online auctions for more than 24 Canadian newspapers. The Company and 10digit in combination had run 41 online auctions by June 30, 2002 positioning the Company as the leading supplier of online auctions to newspapers. For fiscal year 2003, the Company have ran 49 online auctions generating $784,936 in online auction revenue compared to $66,200 for fiscal year 2002, an increase of 1,100%.

On June 30, 2003, the Company employed three direct sales representatives selling the online auction product to US and Canadian newspapers and one representative selling the special sections. Marketing efforts including direct mail programs and public relations initiatives to keep our name in the forefront are ongoing to support the activities of the direct sales force.

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

Market Communications

A continuous communications and public relations program has assisted in establishing the Company's market position and raising trade press coverage. By securing validation from key industry influencers for the Company's direction and strategy, this communication program is aimed at contributing to sales success and lowering the cost of sales efforts. The program has resulted in regular coverage in major trade journals such as Editor & Publisher, Presstime, Digital Edge, News Inc., Newspapers & Technology, Classified Intelligence, and MediaDailyNews.

CityXpress Competition

The Company is a pioneer in the development of both auctions and online special sections. With a larger installed base of newspapers using our products and with superior features and service offerings, the Company is the leading vendor in both market segments. Both segments are in their infancy and other companies are emerging with competing products. In the auction segment, A.M Stone/Auction Media and edeal Services Corp. offer competing products. In the online special section segment, Content That Works and Publisher's Edge offer special sections that compete with one or more of our special sections.

Competitive Advantage

In the auction segment, the Company enjoys two significant advantages. It has a very large and strong reference base of accounts that have successfully launched online auctions over the past year, important in a market that looks for proven products and solutions. As well, XpressAuctions™ offers unique workflow features that allow newspapers to reduce the overall cost and effort required to implement an auction. Our built-in marketing module offers a newspaper's advertisers the means to increase store traffic and revenue. Our experience over the past three years assisting newspapers introduce new programs to their sales forces has allowed us to offer a program through our sales development team that promises strong results.

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

Client Services and Client Support

The Company provides each media partners' newspapers with a program developed by the Company to train the media partners' sales representatives on the Company's products and selling techniques for each product. The Company also provides training to the newspaper administrative staff responsible for entering promotional product information into the Company's applications. Customer support for the administrative staff of our media partners who enter promotional products is provided directly by the Company's staff and delivered via electronic mail and telephone. As at June 30, 2003, seven people were involved in the Company's client services and client support departments.

Employees

The Company has a strong core management team with significant experience in the development of early stage companies and new software products. It has also built a solid development, client services and customer support team.

Year-End Staffing Levels

Department	June 30, 2003	June 30, 2002
Executive	3	3
Finance and Administration	2	2
Sales and Marketing	6	2
Marketing and IR	1	1
Product Development	8	8
Client Services/Customer Support	7	5
Total Staff	27	21

Item 2. Description of Property

The Company's principal business office is located at Suite 200, 1727 West Broadway, Vancouver, British Columbia, Canada V6J 4W6. The Company renewed its lease agreement for another four years commencing on May 1, 2003. Our monthly payments remain at approximately $8,000 U.S.

On August 30, 2002, the Company opened a sales office located at 803 Corydon Avenue, Winnipeg, Manitoba, Canada R3M 0W6. The Company signed a lease agreement for a year commencing on September 1, 2002. Monthly payments for the Canadian sales office are approximatly $900 U.S.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 2003.

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

Shares of the Company's Common Stock trade on the OTCBB under the symbol CYXP. The following table at month end sets forth the range of high and low bid quotations (as reported by NASDAQ) for the period September 30, 2001 to August 31, 2003. These quotations reflect inter-dealer prices without retail markups or markdowns or commissions and may not represent actual values.

Month Ended	High Bid	Low Bid
September 30, 2001	0.0400	0.0200
October 31, 2001	0.0500	0.0200
November 30, 2001	0.0400	0.0200
December 31, 2001	0.0500	0.0300
January 31, 2002	0.0600	0.0300
February 28, 2002	0.0800	0.0400
March 31, 2002	0.1100	0.0600
April 30, 2002	0.1000	0.0500
May 31, 2002	0.0900	0.0500
June 30, 2002	0.0600	0.0500
July 31, 2002	0.0600	0.0300
August 31, 2002	0.0500	0.0300
September 30, 2002	0.0500	0.0300
October 31, 2002	0.0400	0.0100
November 30, 2002	0.0600	0.0200
December 31, 2002	0.2500	0.0400
January 31, 2003	0.1600	0.0900
February 28, 2003	0.1300	0.0700
March 31, 2003	0.1000	0.0700
April 30, 2003	0.0700	0.0400
May 31, 2003	0.0600	0.0300
June 30, 2003	0.1500	0.0400
July 31, 2003	0.0900	0.0500
August 31, 2003	0.1100	0.0500

As of June 30, 2003 there were 144 holders of record of shares of the Company's Common Stock.

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

On December 12, 2001, the Company issued 160,000 common shares to a consultant outside the United States for consulting services rendered to the Company with a fair market value of $4,800 (representing $0.03 per share). The offering was not underwritten. The sale was exempt from registration under Regulation S promulgated under the Securities Act and Section 4(2) of the Securities Act.

On April 17, 2003, the Company agreed to issue 198,587 common shares at $0.0637 per share to its directors for services with a fair market value of $12,650. See Item 10 under Compensation of Directors.

Item 6. Management's Discussion and Analysis or Plan of Operation

Current Year Performance

The following discussion and analysis explains trends in the Company's financial condition and results of operations for the years ended June 30, 2003 and 2002. The consolidated financial statements and notes thereto included, as part of the financial statements, should be read in conjunction with these discussions. All figures are presented in US Currency, unless otherwise stated.

The Company incurred a net loss for the twelve months ended June 30, 2003 of $1,124,582 as compared to a loss of $1,829,444 for the same period in 2002, a decrease of $704,862. The Company recorded revenue of $1,173,481 for the year ended June 30, 2003 compared to revenue of $414,530 for the year ended June 30, 2002, an increase of 183% or $758,951 over last year. Approximately 24% or $280,082 of this year's revenue resulted from payments made to the Company by newspapers owned by Lee.

The decrease in net loss of $704,862 is comprised of increases in certain expenses and decreases in other expenses and an increase in revenue primarily as follows:

  Increase in Internet expense of $12,987 for the year ended June 30, 2003 over the same period ending June 30, 2002 is the result of increased Internet usage and additional Internet lines for sales office in Winnipeg, Manitoba.
  Increase in the cost of auction services of $18,432 for the year ended June 30, 2003 compared to the previous year ended June 30, 2002 is the result of additional cost of outsourcing telephone support services for auctions.
  Increase in legal expenses of $31,355 for the year ended June 30, 2003 over the same period ending June 30, 2002 is the result of additional legal costs to review auction licencing requirements in the U.S. and general corporate matters.
  Increase in depreciation expense of $67,843 for the year ended June 30, 2003 over the same period ending June 30, 2002 is the result of additional computer equipment and software acquired during the year.
  Decrease in amortization of eCommerce Technology of $253,884 for the year ended June 30, 2003 over the same period ending June 30, 2002 is due to previously acquired eCommerce Technology being amortized completely over its remaining seven months in fiscal year 2002. For fiscal year 2003, unamortized eCommerce Technology consists of only intangible assets acquired from 10digit this period having only a balance of $74,942 and therefore the amortized amount was less this year.
  Increase in sales promotion and travel expenses of $110,978 for the year ended June 30, 2003 over the same period ending June 30, 2002 is primarily due to more sales training trips for new online auction customers representing expenses of $74,868.
  Increase in sales salaries and benefits expenses of $107,660 for the year ended June 30, 2003 over the same period ending June 30, 2002 is due to addition of four sales staff to assist with recruiting and providing training to new online auction clients.
  Decreased costs for licensing the Dun & Bradstreet database of business information for Canada and the United States of $252,348. This decrease was due to only re-licensing a segment of the U.S. data for this year.
  Increase in stock-based compensation expense of $92,844, which relates to two non-cash transactions for executive officer warrants and directors' common shares granted during the year ended June 30, 2003. The first component of this non-cash expense relates to granting 1,310,626 warrants on March 3, 2003 and 782,187 warrants on June 16, 2003 to two executive officers for shareholder loans made to the Company, which resulted in a non-cash expense for the year, ended June 30, 2003 of $80,644. The second component of this non-cash expense relates to granting 198,587 common shares to directors for services, which resulted in a non-cash expense for the year ended June 30, 2003 of $12,650. Stock-based compensation expense for the year ended June 30, 2002 was $450.
  Increase in foreign exchange losses of $102,180 for the year ended June 30, 2003 over the same period ending June 30, 2002 is the result of the increasing value of the Canadian dollar compared to the U.S. dollar during the year. For the 2003 fiscal year, 84% or $984,878 of the total revenue was generated from U.S. customers
  The $758,951 increase in revenue helped to reduce the operating loss for year ended June 30, 2003.

For the year ended June 30, 2003, revenue increased from $414,530 to $1,173,481, an improvement of $758,951 or 183%. The revenue increase reflects the continuing rollout of XpressAuctions™ to our newspaper clients. XpressAuctions™ accounted for $784,963 or 67% of total revenue while Special Sections accounted for $388,518 of the total or 33%.

XpressAuctions™ revenue consists of the following revenue categories:

  Auction revenue of $660,969 or 56% of total revenue. Online auction revenue includes the revenue received for facilitating newspaper online auctions where products of newspaper clients are sold in the online auction in exchange for advertising space in the newspaper.
  Training revenue of $123,994 or 11% of total revenue. Training revenue pertains to training the media partners' sales force, web designers and support staff on the Company's XpressAuctions™ products and administrative tools.

Special Sections revenue consisted of the following revenue categories:

  Advertising and promotional fees of $202,719 or 17% of total revenue. Advertising and promotional revenue covers the revenues received from a newspaper for promotional products sold as part of a Special Section, such as premier listings, coupons, banner ads, product displays, web brochures and experts.
  Editorial content fees of $185,799 or 16% of total revenue. Editorial content revenue covers the revenue received from a newspaper for supplying editorial content for each Special Section rolled out by a newspaper.

The Company recorded cost of sales for the year ended June 30, 2003 of $467,841 compared to $581,639 for the year ended June 30, 2002, a decrease of $113,798 or 20%. This decrease is primarily the result of the following expense categories:

    Increase in cost of outsourcing auction support services of $18,432 for telephone support services provided to bidders in the online auction.
    Increase in amortization of $36,260, which resulted from increase in product development costs associated with further developments of online auction and special section products.
    Increase in travel costs of $74,868 for XpressAuctions™ training trips for new auction clients.
    Decrease in Dun & Bradstreet database cost of $252,348 for business listing information.

Current Year Quarterly Performance

The Company's quarterly results as indicated below demonstrate that the Company has made quarterly improvements in the following areas:

    Revenue has increased each quarter over the previous quarter
    Cost of sales expense has decreased each quarter over the previous quarter
    Gross profit has increased each quarter over the previous quarter
    Total operating loss has decreased each quarter over the previous quarter

	YTD	1ST QTR.	2ND QTR.	3RD QTR.	4TH QTR.	YTD
	6/30/2002	9/30/02	12/31/02	3/31/03	6/30/03	6/30/03

Revenue	414,530	163,198	193,040	376,364	440,879	1,173,481
Cost of Sales	581,639	109,887	103,696	140,003	114,255	467,841
Gross Profit (Loss)	(167,109)	53,311	89,344	236,361	326,624	705,640
Operating Expenses	1,577,277	275,429	323,396	423,063	520,187	1,542,075
Operating Loss	(1,744,386)	(222,118)	(234,052)	(186,702)	(193,563)	(836,435)
Other Income (Expense)	(178,158)	(34,238)	(57,506)	(56,895)	(139,508)	(288,147)
Loss Before Taxes	(1,922,544)	(256,356)	(291,558)	(243,597)	(333,071)	(1,124,582)
Deferred Taxes	93,100	0	0	0	0	0
Net Loss	(1,829,444)	(256,356)	(291,558)	(243,597)	(333,071)	(1,124,582)

Client Product Rollout Special Sections

In the year ended June 30, 2003 the Company completed a rollout with Lee to all 42 of Lee's daily newspapers. This rollout has resulted in 149 Special Sections being integrated into 31 of these 42 newspapers. These Special Sections cover Home & Garden, Outdoors & Recreation, Weddings, Health & Wellness, Dining & Entertainment, Personal Finance, Automotive, and Senior Living. The Company also expects these 42 Lee newspapers that have launched a Special Section to launch additional Special Sections in the fiscal year 2004. Since we began implementation in July 2000 of our products at Lee newspapers revenue has increased by 19% from $236,160 last year to $280,082 for the year ending June 30, 2003.

In May 2001 the Company signed a media agreement with Buffalo News of Buffalo New York, a wholly owned subsidiary of Berkshire Hathaway Inc. with daily circulation of 240,000. Buffalo.com rolled out the Home & Garden Special Section in June 2001 and Health & Wellness in February 2002. The Company expects Buffalo.com to launch additional Special Sections during fiscal year 2004.

In June 2001 the Company signed a media agreement with Freedom Newspapers Inc. (Freedom) headquartered in Irvine California. Freedom is the twelfth largest media company in the United States based on weekday circulation and operates 28 daily newspapers, 37 weekly publications, 8 broadcast television stations and 50 affiliated Internet sites. The first Freedom newspaper to rollout a Special Section was the Shelby Star in Shelby North Carolina, which implemented the Health & Wellness Special Section in June 2001. The next Freedom paper to launch a Special Section was The Monitor in McAllen Texas. In January 2002, the Company signed a corporate Special Section Agreement with the Community Newspaper Group of Freedom Newspapers Inc. to provide Special Sections to the 25 dailies in the group. As of June 30, 2003, 14 of these newspapers had launched 22 Special Sections. The Company expects the Freedom Community Newspaper Group to launch additional Special Sections across their remaining daily newspapers during fiscal year 2004.

Client Product Rollout XpressAuctions™

For the year ended June 30, 2003, the Company ran 49 XpressAuctions™ for newspapers in Canada and the United Sates generating auction revenue of $784,963.

In July 2002 the Company acquired 10digit Communications the online auction division of the Winnipeg Free Press. 10digit Communications which had run 35 auctions with the majority being for newspapers owned by CanWest Global Communications Corp. (CanWest). During the period from July1, 2001 to June 30, 2002, 10digit Communications generated auction revenues of approximately $200,000.

The Company has run 49 XpressAuctions™ for the year ended June 30, 2003 with 36 United States newspapers and 11 Canadian newspapers compared with six XpressAuctions™ for the year ended June 30, 2002. The Company is currently contracted to run 41 XpressAuctions™ between July 1, 2003 and June 30, 2004, with 40 XpressAuctions™ running between July 1, 2003 and November 30, 2003. The Company expects many of the 47 clients who ran XpressAuctions™ to run repeat auctions this fall.

Many of the Company's clients are running their second auction and some newspapers have run three XpressAuctions™ in the past 12 to 15 months. The Company expects that many of its XpressAuctions™ clients will also run continuous vendor and classified auctions in fiscal 2004. Also, the Company feels it can further strengthen its relationship with its newspaper clients by selling Xpress Special Sections to XpressAuctions™ clients.

Financing and Liquidity

As of June 30, 2003, the Company had a cash balance of $12,308, accounts and other receivables of $101,301, prepaid expenses of $26,603, a working capital deficiency of $5,222,941 that included shareholders' loans of $611,942, deferred revenue of $250,763, current portion of obligations under capital lease of $70,812, accounts payables and accrued liabilities of $712,846, current portion of Lee loans payable of $350,000 and Lee convertible debentures of $3,300,000.

On January 10, 2003, the Company repaid its Demand instalment loan with the Canadian Imperial Bank of Canada from the proceeds of shareholder loans made to the Company by two of its senior officers.

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

On July 12, 2001 an additional $60,000 loan was received from Lee resulting in a total total loan payable at June 30, 2002 of $350,000. As of June 30, 2003, accrued interest on the Demand Loans amounted to $54,503.

On November 1, 2000, the Company entered into an Investment Agreement with Lee whereby Lee would provide funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture would consist of a series of debentures (Series A-F debentures) of $250,000 that would be funded during the period from November 2000 to May 2001. The Company received $1,500,000 in funding under the debenture from October 2000 to May 2001. The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share. The Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the year ended June 30, 2003 was 3.40% (2002- 4.25%). Interest due on the convertible debenture can be repaid or converted to the Company shares at fair market value on the date of conversion at Lee's option. As of June 30, 2003, accrued interest under the debentures totalled $166,310. The Investment Agreement includes a Registration Rights Agreement providing Lee the ability to require the company to register the shares issuable under the Investment Agreement based on certain conditions. A condition resulting in the Company registering the Lee shares is if the Company did a United States public offering with a registration statement.

On July 30, 2001, the Company amended the Investment Agreement dated November 1, 2000 with Lee, whereby Lee would provide additional funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture (series G-R debentures). This would result in a total investment by Lee of $3,000,000 if all debentures were converted. The additional $1,500,000 subordinated convertible debenture would consist of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of debentures (series G-R) ranging in value from $310,000 to $50,000 each. The series G-R debentures would be funded from August 10, 2001 to July 1, 2002. The Company received $310,000 under the series "G" debenture by August 14, 2001 and $200,000 under series H debenture by September 5, 2001. The Amended Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.1760 per common share. The first investment of $1,500,000 allowed Lee to convert their series "A-F" debentures to 6,902,429 common shares of the Company at a conversion price of $0.2173 (Note 9 in the audited financial statements). Should Lee convert all debentures totalling $3,000,000 it would result in the Company issuing 15,425,156 common shares. The Amended Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of June 30, 2003, the Company is in compliance with all the covenants in the Investment Agreement. Each Series G-R subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture can be repaid or converted to shares of the Company at fair market value on the date of conversion at Lee's option. In conjunction with the Amended Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement, the Collateral License Agreement and the Registration Rights Agreements to reflect the series G-R debentures.

On August 1, 2002 the Company amended the Lee Investment Agreement dated July 30, 2001 adding an additional three subordinated convertible debentures designated series S-U for a total of $300,000. The Company has received $100,000 for the Series S debenture, $125,000 for the Series T debenture and $75,000 for the Series U debenture as of June 30, 2003. The weighted average effective rate for the year ended June 30, 2003 on these debenture series "G-U" was 3.39%. As of June 30, 2003, accrued interest under the debenture totalled $92,463.

On July 16, 2003 the Company and Lee entered into a Third Amendment To Investment Agreement, which amended the Investment Agreement dated November 1, 2000 whereby Lee agreed to provide additional funding of $100,000 in the form of a floating rate subordinated convertible debenture. The additional $100,000 subordinated convertible debenture was in the form of a series "V" debenture, which was funded on July 16, 2003.

On August 14, 2003 the Company and Lee entered into a Fourth Amendment To Investment Agreement, which amended the Investment Agreement dated November 1, 2000 whereby Lee agreed to provide additional funding of $100,000 in the form of a floating rate subordinated convertible debenture. The additional $100,000 subordinated convertible debenture was in the form of a series "W" debenture, which was funded on August 14, 2003.

As of September 25, 2003 Lee has invested with and loaned to the Company a total of $3,850,000 as detailed below:

Series A-F Debentures	$1,500,000
Series G-R Debentures	1,500,000
Series S-U Debentures	300,000
Total Convertible Loan Debentures as of June 30, 2003	$3,300,000
Series V Debenture	100,000
Series W Debenture	100,000
Total Convertible Loan Debentures as of September 25, 2003	$3,500,000
Loan payable October 31, 2003	350,000
Total Debentures & Loans	$3,850,000

All of the subordinated convertible debentures mature on October 31, 2003.

On January 10, 2003, the Company's chief executive officer and chief financial officer loaned the Company $350,000 Cdn ($259,740 US).

In February 2003, the Company's chief executive officer and chief financial officer loaned the Company $59,000 Cdn ($43,785 US).

In May 2003, the Company's chief executive officer and chief financial officer loaned the Company $20,100 Cdn ($14,917 US).

During the year ended June 30, 2003, the Company repaid a portion of the unsecured shareholder loans to the two executive officers totalling $9,856.

The terms for these shareholder loans are described in Item 12 Shareholder loans and in the audited consolidated financial statements Note 13 (a) Shareholder Loans.

Based on the forecasted expenditures for the year ended June 30, 2004, the Company forecasts minimum annual operating cash requirements of approximately $2.6 million. The Lee Enterprise investment of $200,000 provides the Company 8% of its forecasted operating cash requirements for fiscal year 2004. Revenue from new media companies under contracts in June 2003 will help to offset the Company's cash flow shortfall of $2.4 million. The Company expects additional revenues from clients signed in fiscal 2004 as they continue to launch additional XpressAuctions™ and Special Sections.

The Company is expecting XpressAuctions™ to continue contributing significant revenues in fiscal 2004 as the Company intensifies its direct marketing efforts in the United States. The Company expects to generate new auction revenue from both continuous vendor auctions and classified auctions when these products are launched in fiscal year 2004. Also the Company is having success cross marketing Special Sections and XpressAuctions™ with its existing client base. Special Sections clients are contracting for XpressAuctions™ and new XpressAuctions™ clients are contracting for Special Sections. The Company also anticipates that clients who ran XpressAuctions™ in fiscal year 2003 would run another XpressAuctions™ in fiscal year 2004.

The Company anticipates significant operating revenue improvements from both XpressAuctions™ and Special Sections in fiscal year 2004.

Plan of Operation

The Company is dependent on obtaining additional financing for ongoing operation, capital expenditures and working capital. There is no assurance that such financing will be available when required by or under terms favorable to the Company.

The Company anticipates that media revenue from Lee will grow as Lee implements the Company's products at more of its daily newspapers. Revenue generated from Lee for the period ended June 30, 2003 amounted to $280,082. Revenue from Lee over the next year is expected to increase as Lee is continuing to roll out Special Sections across its 42 daily newspaper properties, which will result in increased revenue to the Company. The Company also expects revenue to grow as each newspaper launches multiple Special Sections. The Company also expects to see increasing revenues from the Special Sections launched by Buffalo.com and Freedom to its 25 Community Newspapers (14 out of 25 have rolled out Special Sections as of June 30, 2003). The Company will work closely with each contracted media company to ensure that Special Sections are launched in all their newspapers. The Company expects additional Lee newspapers to run XpressAuctions™ in fiscal year 2004. In fiscal year 2003, 2 of Lee's 42 daily newspapers ran XpressAuctions™ .. Also, we expect Freedom to run additional XpressAuctions™ in the 2004 fiscal year. Freedom ran 6 XpressAuctions™ with 6 of their 25 Community Newspapers in fiscal year 2003.

The Company expects to generate auction revenue from auction clients of 10digit Communications in fiscal year 2004. The Company expects auctions will generate significant revenue in fiscal year 2004 from new auction clients, repeat auction clients and new auction products.

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

The management of the Company believes that it will generate sufficient cash through private offerings, customer revenue and investments from media partners to fund its operations for the 12-month period ending June 30, 2004.

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

Item 7. Financial Statements

Selected Financial Data

The consolidated operating results and financial position of the Company are presented in the following tabulated format. The selected financial data has been derived from our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). See Item 6 Management's Discussion and Analysis or Plan of Operation. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the audited consolidated financial statements for the year ended June 30, 2003 and June 30, 2002. All figures are presented in U.S. Currency, unless otherwise stated.

	Fiscal Year Ended June 30, 2003	Fiscal Year Ended June 30, 2002
	$	$
Revenue	1,173,481	414,530
Cost of sales	467,841	581,639
Gross profit (loss)	705,640	(167,109)
Operating expenses	1,542,075	1,577,277
Net loss for the year	(1,124,582)	(1,829,444)
Net loss per common share	(0.05)	(0.08)

	Fiscal Year Ended June 30, 2003	Fiscal Year Ended June 30, 2002
	$	$
Cash	12,308	82,974
Total current assets	140,212	106,682
Total assets	489,748	358,548
Total current liabilities	5,363,153	1,269,765
Obligations under capital leases	47,773	40,030
Loan payable	0	0
Loan debenture	0	3,000,000
Deferred tax liabilities	0	0
Stockholders' equity (deficit)	(4,921,178)	(3,951,247)
Cash dividends	0	0

Item 8. Changes in and Disagreements with Accountants

On December 17, 2001, the Company filed a Form-8K regarding changing its independent chartered accountants replacing Ernst & Young LLP with Grant Thornton L.L.P.

During the Company's fiscal years ended June 30, 2000 and 2001 and during the interim period from July 1, 2001 to December 17, 2001,there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Ernst &
Young, would have caused Ernst & Young to make reference to the matter of the disagreement in its report.

Item 8A. Controls and Procedures

Within the 90 days prior to the date of filing this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. Furthermore, with regard to the Company's internal controls, there have been no significant changes in the Company's internal controls or to the Company's knowledge in other factors that could significantly affect those internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Management of the Company, including the Company's President and Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's disclosure controls or internal controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the reality of resource constraints; accordingly the benefits of controls must be considered relative their costs.

Part III

Item 9. Directors, Executive Officers, Promoters and Significant Employees: Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following information sets forth-certain information concerning the executive officers and directors of the Company:

Name and present office held	Director/Officer Employee since
Phil M. Dubois President & CEO, Director	January 27, 1999
Ken R. Bradley Chief Operating Officer & CFO, Director	January 27, 1999
Ken Spencer Chairman, Director	August 3, 1999
Bob Smart (1) Director	August 25, 1999
Derek Mather Director	September 18, 2002
Bob Silver Director	January 3, 2003
Jim MacKay Vice President Sales & Marketing	April 17, 2000

Note (1): Bob Smart resigned as director from the Company's Board of Directors on September 23, 2003.

The following is a brief biography of each of the executive officers and directors listed above:

Phil M. Dubois, age 56, has served as President, CEO and a director of the Company since the acquisition of Xceedx on January 27, 1999. From January 1996 to present, Mr. Dubois serves as President, CEO and a director of Xceedx a company he co-founded in 1996. Xceedx was a developer of eCommerce software solutions. Since January 27, 1999, Mr. Dubois is also President, CEO and a director of WelcomeTo. From September 1994 to December 1995, Mr. Dubois was an independent consultant providing consulting services to technology companies. From May 1992 to August 1994, Mr. Dubois served as President and CEO of Modatech Systems Inc., a company in the North American sales force automation marketplace. From May 1989 to May 1992, Mr. Dubois served as Vice President of Development of Modatech. From May 1989 to August 1994, Mr. Dubois was a director of Modatech. Mr. Dubois is the past chair of AceTech and a director of AceTech, a not-for-profit association of high tech CEOs.

Ken R. Bradley, age 56, and has served as Chief Operating Officer, CFO and a director of the Company since the acquisition of Xceedx on January 27, 1999. From January 1996 to present, Mr. Bradley serves as Vice President Finance, Vice President of Operations and a director of Xceedx a company he co-founded in 1996. Since January 27, 1999, Mr. Bradley serves as Vice President Finance and director of WelcomeTo. From September 1994 to December 1995, Mr. Bradley was an independent consultant providing consulting services to technology companies. From September 1990 to August 1994, Mr. Bradley was Vice President Finance and Administration at Modatech Systems Inc., a company in the North American sales force automation marketplace. Mr. Bradley's past experience also includes serving as Regional Controller at Domtar Packaging, a national company involved in the manufacturing of corrugated containers. From February 1983 to January 1987, Mr. Bradley served as Manager of Finance and Administration at Mobile Data International Inc., a company that developed mobile data terminals that operated over radio frequency. Mr. Bradley is a Certified Management Accountant.

Jim MacKay, age 59, joined the Company in April 2000 as Vice President Sales & Marketing based in Denver Colorado. Prior to joining the Company, Mr. Mackay worked for First Union Management Inc., from January 1995 to January 2000, a company specializing in parking management with locations throughout Canada and the US. During this period, he held the positions of Vice President US Parking Operations, Vice President Western Region Imperial Parking division and Vice President Western Canada Region Imperial Parking division. From 1982 to 1994 Mr. MacKay worked for the "The Jim Pattison Group" holding various positions with the Group such as President of the Out of Home Media Group, President of Seaboard Advertising Company and President & General Manager CJJR-FM and CKBD-AM radio stations. Mr. MacKay has an MBA from Hamilton University.

Ken Spencer, age 58, and has served as Chairman and a director of the Company since August 3, 1999. In 1983, Dr. Spencer co-founded Creo Products, a company that manufactures complex, high-value equipment utilizing precision mechanics, digital design, lasers, optics and software for the printing industry. He served as CEO of Creo Products from 1985 to 1995, and as Chairman of the Creo Products Board of Directors from 1985 to 1996. Dr. Spencer remains a director of Creo Products. Dr. Spencer also serves as a director of Science World, a government organization that promotes science and technology throughout the province of British Columbia, a position he has held since December, 1997.

Bob Smart, age 52, has served as a director since August 25, 1999. Mr. Smart has over 20 years of senior management experience in a variety of businesses. He currently is a Partner in the consulting firm of Radford & Smart, a position he has held since February 1999. From June 1998 to February 1999, he served as Executive Vice President and a director of Bargain Castle International Discount Centres Ltd., a wholesale and retail products liquidator. From December 1997 to June 1998, Mr. Smart served as President of Webcastsystems Inc., a software developer. From October 1996 to December 1997, he served as President of ActionView Advertising Ltd. an outdoor advertising media company. From October 1994 to October 1996 Mr. Smart served as Vice President Corporate Development of Imperial Ginseng Products Ltd., a grower and distributor of ginseng and ginseng products. Effective September 23, 2003, Mr. Smart has resigned as director from CityXpress Board of Directors.

Derek Mather, age 70, has for the past 5 years been President and CEO of Ventures Management Inc., which is active in various technology infrastructure initiatives such as AceTech and Science World. Mr. Mather's career included several years with the Investment Department of the Sun Life Assurance Co. followed by a career in venture capital, first with Canadian Enterprise Development Corp. (CED) which he helped create and then as founding President and CEO of Vencap Equities Alberta Ltd. While with CED, he was appointed President and CEO of Westmills Carpets Ltd., which he assisted to return to profitable operations. Mr. Mather's is a graduate in Business from McGill University.

Bob Silver, age 52, is president of The Silver Company, a Seattle-based public relations firm that specializes in developing and implementing national and international marketing communications programs for entrepreneurial high-growth companies. Prior to founding the agency in 1991, Silver spent 13 years as an award-winning reporter and editor for some of the nation's leading newspapers, including The St. Petersburg Times and The Seattle Times.

Directors are elected annually by the Company's shareholders and hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified, unless they resign or cease to be directors in accordance with the Company's Articles of Incorporation and Bylaws. The Board of Directors meets periodically to review significant developments affecting the Company and to act on matters requiring Board approval. Although the Board of Directors delegates many matters to others, it reserves certain powers and functions to itself. The Company's Audit Committee is comprised of Derek Mather, Bob Smart and Bob Silver. The Audit Committee is directed to review the scope, costs and results of the independent audit of the Company's books and records, the results of the annual audit with management and the adequacy of the Company's accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; and to report to the Board of Directors, when so requested, on any accounting or financial matters. The Company's Compensation Committee is comprised of Ken Spencer and Derek Mather. The role of this committee is to set executive compensation for the directors and senior executives and administer the Options Plan for executive officers and employees.

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

Item 10. Remuneration of Directors and Executive Officers.

As of June 30, 2003, the Company's executive officers consisted of Phil M. Dubois, President and CEO, Ken R. Bradley, Chief Operating Officer and CFO and Jim MacKay, Vice President Sales & Marketing.

During the year ended June 30, 2003, salary compensation was paid to our executive officers. The following table contains information concerning compensation paid to named executive officers for the fiscal years ended June 30, 2003, June 30, 2002 and June 30, 2001.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long-Term Compensation
					Awards		Pay-Outs
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Under- lying Options SARs(#)	LTIP Payouts	All Other Compen- sation ($)
Phil Dubois President & CEO	2003 2002 2001	67,550 68,852 67,752	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 350,000 Nil	Nil Nil Nil	Nil Nil Nil
Ken Bradley COO & CFO	2003 2002 2001	67,550 68,852 67,752	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 350,000 Nil	Nil Nil Nil	Nil Nil Nil
Brent Forgeron VP (1)	2003 2002 2001	Nil Nil 21,173	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Jim MacKay VP (2)	2003 2002 2001	76,500 81,000 80,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 100,000 250,000	Nil Nil Nil	Nil Nil Nil

Note (1): Mr. Forgeron ceased employment with the Company on September 5, 2000.

Note (2): Mr. MacKay commenced employment with the Company on April 17, 2000.

Stock Options

The following stock purchase options were granted by the Company during the fiscal years ended June 30, 2002 and June 30,2003.

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

On January 30, 2003, 310,000 share purchase options to acquire common shares were granted to certain employees. These share purchase options are exercisable until January 30, 2006 at an exercise price of $0.25 per common share. The share purchase options become exercisable as to one-third of the option shares on January 30, 2004 and one-third on the second and third anniversaries of the date the share purchase options are granted, provided that the employee is employed by the Company on each anniversary date.

As of June 30, 2003, 2,950,000 stock options are outstanding, which includes 350,000 stock options granted to Mr. Phil Dubois President & Chief Executive Officer and Mr. Ken Bradley Chief Operating Officer & Chief Financial Officer and 350,000 options granted to Mr. Jim MacKay VP Sales & Marketing. The details of the options are explained in Note 16(b) of the audited consolidated financials, which are enclosed.

The following table summarizes information concerning options granted to named executive officers and directors for the fiscal year ended June 30, 2003:

OPTIONS / SAR GRANTS IN LAST FISCAL YEAR
Individual Grants
Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Phil Dubois	Nil	NIL	NIL	NIL
Ken Bradley	Nil	NIL	NIL	NIL
Jim MacKay	Nil	NIL	NIL	NIL
Ken Spencer	Nil	NIL	NIL	NIL
Bob Smart	Nil	NIL	NIL	NIL
Derek Mather	Nil	NIL	NIL	NIL
Bob Silver	Nil	NIL	NIL	NIL
Total Granted	Nil	NIL

Note (1): There were no options granted by the Company to the directors and officers listed in this table during the year ended June 30, 2003.

Note (2): Mr. Smart resigned as director from the Company's Board of Directors on September 23, 2003.

The following is a summary of the share purchase options exercised by the Company's directors and officers during the fiscal year ended June 30, 2003:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FISCAL YEAR END AND FISCAL YEAR END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise (#)	Aggregate Value Realized ($)	No. of Securities Underlying Unexercised Options at Fiscal year-end		Value of Unexercised in-the-Money Options/SARs at Fiscal Year-End ($)
			Exercisable	Unexercisable
Phil Dubois	Nil	Nil	116,667	233,333	NIL
Ken Bradley	Nil	Nil	116,667	233,333	NIL
Ken Spencer	Nil	Nil	23,333	11,667	Nil
Bob Smart	Nil	Nil	16,667	8,333	Nil
Derek Mather	Nil	Nil	Nil	Nil	Nil
Bob Silver	Nil	Nil	Nil	Nil	Nil
Jim MacKay	Nil	Nil	283,333	66,667	Nil
Total	Nil	Nil	546,667	553,333	Nil

Note (1): There were no options granted by the Company to the directors and officers listed in this table during the year ended June 30, 2003.

Note (2): Mr. Smart resigned as director from the Company's Board of Directors on September 23, 2003.

The following is a summary of long-term incentive plans granted to the Company's directors and officers and during the fiscal year ended June 30, 2003:

LONG-TERM INCENTIVE PLANS : AWARDS IN LAST FISCAL YEAR
Name	Number of Shares, Units or Other Rights #	Performance or Other Period Until Maturation or Pay-Out	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Phil Dubois	Nil	Nil	Nil	Nil	Nil
Ken Bradley	Nil	Nil	Nil	Nil	Nil
Ken Spencer (1)	85,263	Nil	Nil	Nil	Nil
Bob Smart (1)	59,360	Nil	Nil	Nil	Nil
Derek Mather (1)	26,982	Nil	Nil	Nil	Nil
Bob Silver (1)	26,982	Nil	Nil	Nil	Nil
Jim MacKay	Nil	Nil	Nil	Nil	Nil

Note (1): The Company has agreed to issue 198,587 common shares to directors and officers in this table during the year ended June 30, 2003.

Note (2): Mr. Smart resigned as director from the Company's Board of Directors on September 23, 2003.

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

The Board of Directors determines the terms and provisions of the stock options granted under the Stock Option Plan. The Stock Option Plan may be amended at any time by the Board of Directors, although certain amendments may require shareholder approval. On November 29, 2000, the Board of Directors amended the stock option plan to increase the number of common shares available for grant from 2,000,000 to 3,000,000 shares of common shares. This amendment was approved by the shareholders at the Annual Meeting of shareholders held on November 29, 2000. The Board of Directors may terminate the Stock Option Plan at any time.

Compensation of Directors

On April 17, 2003, the Company as agreed to issue 198,857 common shares to Directors in the following table as compensation and cancelled their previously issued stock options:

Name	Number of Shares
Ken Spencer	85,263
Bob Smart	59,360
Derek Mather	26,982
Bob Silver	26,982
Total	198,587

Note (1): Mr. Smart resigned as director from the Company's Board of Directors on September 23, 2003.

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

Item 11. Security Ownership of Management and Certain Securityholder

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of the Company's common stock owned beneficially as of September 25, 2003 by (i) each of the Company's directors; (ii) each of the Company's named executive officers; and (iii) all directors and executive officers of the Company as a group; and (iv) each person (including any group) known to us to own more than five percent (5%) of any class of voting securities of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (8)
Common Shares	Phil Dubois Suite 200 1727 West Broadway Vancouver, BC V6J 4W6	4,585,032 (1),(7),(11)	17.3% (8)
Common Shares	Ken Bradley Suite 200 1727 West Broadway Vancouver, BC V6J 4W6	4,623,881 (2),(7),(12)	17.4% (8)
Common Shares	Brent Forgeron 23-1243 Thurlow Street Vancouver, BC V6E 1X4	875,000 (9)	3.6% (8)
Common Shares	Ken Spencer Suite 200 1727 West Broadway Vancouver BC V6J 4W6	1,960,743 (3),(7),(10),(13)	7.7% (8)
Common Shares	Jim MacKay Suite 200 1727 West Broadway Vancouver BC V6J 4W6	350,000 (4)	1.4% (8)
Common Shares	Bob Smart Suite 200 1727 West Broadway Vancouver BC V6J 4W6	84,360 (5),(14),(17)	0.3% (8)
Common Shares	Derek Mather Suite 200 1727 West Broadway Vancouver BC V6J 4W6	76,982 (15)	0.3% (8)
Common Shares	Bob Silver Suite 200 1727 West Broadway Vancouver BC V6J 4W6	26,982 (16)	0.1% (8)
Common Shares	Ian Thomas Suite 200 1727 West Broadway Vancouver BC V6J 4W6	25,000 (6)	0.1% (8)
All officers and directors as a group (9)		12,607,980	38.5% (8)
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
  Includes 25,000 shares of common stock, which may be purchased pursuant to options granted by the Company.
  Includes 25,000 shares of common stock which may be purchased pursuant to options granted by the Company
  Certain of these shares are subject to transfer restrictions.
  The percentages in this table are based on a total number of outstanding common shares at September 25, 2003 of 24,520,033 plus it assumes the warrants or options granted to each director or executive officer has been 100% exercised by them. Therefore each executive officer or directors percentage has been adjusted by their specific option or warrants grants. If all the options and warrants granted to executive officers and directors were exercised the total outstanding common shares would be 32,793,624.
  Mr. Forgeron ceased employment with the Company on September 5, 2000.
  Includes 35,000 shares of common stock, which may be purchased pursuant to options granted by the Company.
  Includes 350,000 shares of common stock, which may be purchased pursuant to options granted by the Company.
  Includes 350,000 shares of common stock, which may be purchased pursuant to options granted by the Company.
  Includes 85,263 shares of common stock to be issued by the Company.
  Includes 59,360 shares of commons stock to be issued by the Company.
  Includes 26,982 shares of commons stock to be issued by the Company.
  Includes 26,982 shares of commons stock to be issued by the Company.
  Mr. Smart resigned as director from the Company's Board of Directors on September 23, 2003.

Should Lee convert their $3,300,000 of convertible debenture to common stock of the Company it would own 17,129,701 common shares in the Company, which would represent a percentage ownership of 41.1%. This percentage ownership is based on outstanding shares of 41,649,734.

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

The following table details the number of shares issued to the following executive officers resulting from theses two purchase agreements:

Name	Acquisition date	Company	Number of Shares
Phil Dubois	January 27, 1999	Xceedx Technologies	2,561,250
Ken Bradley	January 27, 1999	Xceedx Technologies	2,561,250
Brent Forgeron	January 07, 1999	WelcomeTo Search	1,130,000

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

Shareholder Loans

The Company entered into unsecured shareholder loan agreements with Mr. Phil Dubois, the Company's President & CEO and Mr. Ken Bradley, Chief Operating Officer & CFO. As of June 30, 2003, the installment and demand shareholder loans have various interest rates attached to them as detailed below:

Name	Loan Description	Annual Interest Rate at June 30, 2003	Outstanding Amount
Phil Dubois	Loan payable equal monthly installments of $725	North Shore Credit Union Mortgage interest rate of 4.55%	$128,726
Phil Dubois	Loan payable equal monthly installments of $734	North Shore Credit Union Mortgage interest rate of 4.55%	$125,231
Phil Dubois	Loan payable on demand	CIBC Visa interest rate of 19.50%	$12,742
Phil Dubois	Loan payable on demand	CIBC Line interest rate of 8.00%	$13,602
Phil Dubois	Loan payable on demand	CIBC Line interest rate of 9.50%	$10,083
Phil Dubois	Loan payable on demand	North Shore Credit Union line interest rate of 8.75%	$6,762
Total Phil Dubois			$297,146
Ken Bradley	Loan payable equal monthly installments of $725	North Shore Credit Union Mortgage interest rate of 4.55%	$128,726
Ken Bradley	Loan payable equal monthly installments of $734	North Shore Credit Union Mortgage interest rate of 4.55%	$125,231
Ken Bradley	Loan payable on demand	TD Bank select line interest rate of 7.75%	$36,334
Ken Bradley	Loan payable on demand	Interest rate of 4.50%	$14,100
Ken Bradley	Loan payable on demand	CIBC Line interest rate of 8.50%	$10,405
Total Ken Bradley			$314,796
Total Shareholder Loans			$611,942

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

On March 3, 2003, the Company granted 1,310,626 stock purchase warrants to two of the Company's executive officers as consideration for their additional two shareholder loans totaling $259,740.

On June 16, 2003, the Company granted 782,187 warrants to two of the Company's officers, as consideration for their additional stockholders' loans totaling $140,793.

The details of the stock purchase warrants are listed below as of June 30, 2003:

Name	Warrant Grant Date	Warrant Price $US	Warrant Grant Amount	Warrant Expiry Date
Phil Dubois	June 13, 2000	$0.25	270,800	June 13, 2005
Phil Dubois	January 31, 2000	$0.25	125,000	January 31, 2005
Phil Dubois	November 10, 2000	$0.25	80,000	November 10, 2005
Phil Dubois	June 26, 2001	$0.25	80,000	June 26, 2006
Phil Dubois	March 3, 2003	$0.18	655,313	March 3, 2006
Phil Dubois	June 16, 2003	$0.18	391,669	June 16, 2006
Ken Bradley	June 13, 2000	$0.25	270,800	June 13, 2005
Ken Bradley	January 31, 2000	$0.25	125,000	January 31, 2005
Ken Bradley	November 10, 2000	$0.25	120,000	November 10, 2005
Ken Bradley	June 26, 2001	$0.25	80,000	June 26, 2006
Ken Bradley	March 3, 2003	$0.18	655,313	March 3, 2006
Ken Bradley	June 16, 2003	$0.18	390,518	June 16, 2006
Total			3,244,413

Item 13. Compliance with Section 16(a) of the Exchange Act.

During the year ended June 30, 2003, Form 3's and Form 4's for Mr. Dubois, Mr. Bradley, Mr. Mather and Mr. Silver were not timely filed.

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

CityXpress Corp
Date: October 10, 2003	By:	/s/ Ken Bradley
Signature
Ken Bradley
Chief Operating Officer and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phil Dubois	Director, President and CEO	September 25, 2003
/s/ Ken Bradley	Director, Chief Operating Officer & CFO	September 25, 2003
/s/ Ken Spencer	Director	September 25, 2003
/s/ Derek Mather	Director	September 25, 2003
/s/ Bob Silver	Director	September 25, 2003

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

Date: October 10, 2003

/s/ Phil Dubois
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

Date: October 10, 2003

/s/ Ken Bradley
[Signature]
Chief Financial Officer & Chief Operating Officer

Part F/S

Financial Statements

Audited Consolidated Financial Statements of CityXpress Corp as at June 30, 2003.

CityXpress Corp.

Audited Consolidated Financial Statements

(Expressed in U.S. dollars)

June 30, 2003 and 2002

Grant Thornton LLP

Chartered Accountants

Management Consultants

Canadian Member of Grant Thornton International

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of CityXpress Corp.

We have audited the accompanying consolidated balance sheets of CityXpress Corp. as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CityXpress Corp. at June 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ Grant Thornton LLP
August 15, 2003	Chartered Accountants

CONSOLIDATED BALANCE SHEETS

[See Nature of Operations and Basis of Presentation - Note 1] (Expressed in U.S. dollars)

As at June 30	2003	2002
	$	$
ASSETS [note 11]
Current
Cash and cash equivalents	12,308	82,974
Accounts receivable, net of allowance for doubtful accounts of $Nil in 2003 and 2002 [note 4]	94,169	3,091
Other receivables	7,132	4,288
Prepaid expenses and other	26,603	16,329
Total current assets	140,212	106,682

Property and equipment [note 5]	124,465	102,232
Product development costs [note 6]	171,579	149,634
Intangible assets [note 7]	53,492	NIL
Total assets	489,748	358,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable [note 8]	291,423	209,200
Accrued liabilities [note 8]	421,423	244,196
Deferred revenue	250,763	11,266
Revolving loan [note 9]	66,790	NIL
Current portion of loans payable [note 10]	350,000	350,000
Convertible loan debentures [note 11]	3,300,000	NIL
Demand instalment loan [note 12]	NIL	152,910
Stockholders' loans [note 13]	611,942	272,836
Current portion of obligations under capital leases [note 14]	70,812	29,357
Total current liabilities	5,363,153	1,269,765

Obligations under capital leases [note 14]	47,773	40,030
Convertible loan debentures [note 11]	NIL	3,000,000
Total liabilities	5,410,926	4,309,795
Commitments [note 15]

Stockholders' deficiency

Share capital [note 16]

Common stock - $0.001 par value

Authorized shares: 100,000,000

Issued and outstanding: 24,520,033 at June 30, 2003

and 23,303,898 at June 30, 2002

Common stock to be issued: 198,587 at June 30, 2003

and Nil at June 30, 2002

Additional paid in capital

	24,520 12,650 5,984,090	23,304 NIL 5,843,305
Accumulated other comprehensive income	19,625	19,625
Deficit	(10,962,063)	(9,837,481)
Total stockholders' deficiency	(4,921,178)	(3,951,247)
Total liabilities and stockholders' equity	489,748	358,548

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS

[See Nature of Operations and Basis of Presentation - Note 1] (Expressed in U.S. dollars)

Years ended June 30	2003	2002
	$	$
Revenue [note 4]
Auctions	784,963	66,200
Special Sections	388,518	348,330
Total revenues	1,173,481	414,530
Cost of sales (including amortization of product development costs of $99,749, 2002 - $55,187)	467,841	581,639
Gross profit (loss)	705,640	(167,109)

Operating expenses
Sales and marketing	552,770	439,882
Product development and technology	410,919	382,186
Finance and administration	578,386	479,875
Amortization of eCommerce technology	NIL	275,334
	1,542,075	1,577,277
Operating loss	(836,435)	(1,744,386)
Other income (expense)
Interest expense	(173,261)	(165,467)
Interest and miscellaneous income	63	78
Foreign exchange loss	(114,949)	(12,769)
Total other expense	(288,147)	(178,158)
Loss before income taxes	(1,124,582)	(1,922,544)
Deferred income tax recovery [note 17]	NIL	93,100
Net loss and comprehensive loss for the year	(1,124,582)	(1,829,444)

Net loss per common share [note 16(d)]
Basic and diluted	(0.05)	(0.08)
Weighted average number of common shares [note 16(d)]
Basic and diluted	24,194,083	23,222,231

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

[See Nature of Operations and Basis of Presentation - Note 1] (Expressed in U.S. dollars)

	Common stock #	Common stock to be issued #	Common stock issued and outstanding $	Common stock to be issued $	Additional paid in capital $	Accumulated other comprehensive income $	Deficit $	Total stockholders' equity (deficit) $
Year ended June 30, 2002
Balance at June 30, 2001	23,043,898	NIL	23,044	NIL	5,803,315	19,625	(8,008,037)	(2,152,053)
Shares issued on exercise of warrants	100,000	NIL	100	NIL	24,900	NIL	NIL	25,000
Shares issued for services rendered	160,000	NIL	160	NIL	4,640	NIL	NIL	4,800
Stock based compensation	NIL	NIL	NIL	NIL	450	NIL	NIL	450
Net loss for the year	NIL	NIL	NIL	NIL	NIL	NIL	(1,829,444)	(1,829,444)
Balance at June 30, 2002	23,303,898	NIL	23,304	NIL	5,843,305	19,625	(9,837,481)	(3,951,247)

Acquisition of 10digit Communications [notes 7 and 16(a)]	1,216,135	NIL	1,216	NIL	60,141	NIL	NIL	61,357
Shares to be issued [note 16(a)]	NIL	198,587	NIL	12,650	NIL	NIL	NIL	12,650
Stock based compensation [note 13(b)(iii) and iv)]	NIL	NIL	NIL	NIL	80,644	NIL	NIL	80,644
Net loss for the year	NIL	NIL	NIL	NIL	NIL	NIL	(1,124,582)	(1,124,582)
Balance at June 30, 2003	24,520,033	198,587	24,520	12,650	5,984,090	19,625	(10,962,063)	(4,921,178)

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

[See Nature of Operations and Basis of Presentation - Note 1] (Expressed in U.S. dollars)

Years ended June 30	2003	2002
	$	$
OPERATING ACTIVITIES
Net loss for the period	(1,124,582)	(1,829,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	21,450	275,334
Depreciation	178,694	110,851
Shares to be issued for services rendered	12,650	NIL
Shares issued for services rendered	NIL	4,800
Stock based compensation	80,644	450
Deferred income tax recovery	NIL	(93,100)
Deferred revenue	239,497	10,752
Changes in operating assets and liabilities:
Accounts receivable	(91,078)	15,996
Other receivables	(2,844)	2,904
Prepaid expenses and other	(10,274)	7,318
Accounts payable	82,223	50,259
Accrued liabilities	177,227	107,231
Net cash used in operating activities	(436,393)	(1,336,649)

INVESTING ACTIVITIES
10digit Communications acquisition [note 7]	(13,585)	NIL
Purchase of property and equipment	(12,292)	(8,964)
Development costs	(121,694)	(122,886)
Net cash used in investing activities	(147,571)	(131,850)

FINANCING ACTIVITIES
Proceeds from revolving loan	66,790	NIL
Proceeds from loans payable	NIL	60,000
Proceeds from convertible loan debentures	300,000	1,500,000
Repayment of demand instalment loan	(152,910)	(8,920)
Repayments under capital leases	(39,688)	(20,471)
Proceeds from stockholders' loans	284,172	NIL
Repayment of shareholders' loans	(9,856)	(11,410)
Net cash provided by financing activities	448,508	1,519,199
Effect of foreign exchange rate changes on cash	64,790	NIL

Net increase (decrease) in cash and cash equivalents during the year	(70,766)	50,700
Cash and cash equivalents, beginning of year	82,974	32,274
Cash and cash equivalents, end of year	12,308	82,974

Non cash financing and investing transactions not included in cash flows:
Settlement of accounts payable through issuance of shares	NIL	25,000
Capital assets acquired through assumption of capital leases	88,886	31,689
Shares issued to acquire 10digit Communications [note 4]	61,357	NIL

Supplemental disclosure
Interest paid	47,535	50,265

See accompanying notes

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CityXpress Corp. ("Company") is incorporated under the laws of the State of Florida.

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

The consolidated financial statements for the year ended June 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $1,124,582 for the year ended June 30, 2003 and has a working capital deficiency of $5,222,941 and an accumulated deficit of $10,962,063 at June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture fundings and through financing agreements with its clients. Also, management expects to generate higher revenues over the 2004 fiscal year. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital or increasing revenues. Further, there can be no assurance, assuming the Company successfully raises additional funds or increases revenues, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing or additional revenues, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are summarized below:

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

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed on the straight-line method over the estimated useful life of the assets as follows:

Computer equipment and software:	3 years
Office furniture and equipment:	5 years
Leasehold improvements:	Lease term

Computer equipment acquired under capital leases is also depreciated on the straight-line method over the shorter of the lease term and the estimated useful life on the asset.

Product development costs

Product development costs incurred after technological feasibility of a product has been established are capitalized until the developed product is available for general release.

Product development costs are amortized on the straight-line method over a 3-year period.

Intangible assets

Intangible assets arose as part of the acquisition of 10digit Communications and is being amortized on the straight-line method over its useful life, which is 36 months.

The estimated amortization expense related to the Company's intangible assets over the next five years is:

2004	$24,981
2005	$24,981
2006	$3,530
2007	$ Nil
2008	$ Nil

Website development costs

Website development costs are charged to expense as incurred unless the development costs meet the criteria under generally accepted accounting principles for deferral and amortization. The Company has not deferred any website development costs to date.

Impairment of long-lived assets

The Company monitors the recoverability of long-lived assets, including capital and intangible assets, based upon estimates using factors such as future asset utilization, business climate and future non-discounted cash flows expected to result from the use of the related assets or to be realized on sale. The Company's policy is to write down assets to their fair value in the year when it is determined likely that the carrying amount of the asset will not be recovered.

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

Stock options

The weighted average fair value of options granted during the year ended June 30 was as follows:

	Options #	Weighted average fair value $
2003
Exercise price:
Greater than fair market value	310,000	0.10
	310,000	0.10

2002
Exercise price:
Greater than fair market value	1,370,000	0.05
	1,370,000	0.05

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard ("SFAS") No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option granted during the year was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: risk free interest rates of 5% [2001 - 5%]; dividend yields of Nil; volatility factors of the expected market price of the Company's common stock of 140% [2002 - 170%] and a weighted average expected life of the option of 4.00 years [2002 - 2.79 years].

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information for the year ended June 30, is as follows:

		2003 $	2002 $

Net Loss	As reported	(1,124,582)	(1,829,444)
SFAS 123 compensation expense	Pro forma	(31,000)	(49,700)
Pro forma net loss attributable to common stockholders	Pro forma	(1,155,582)	(1,879,144)
Weighted average number of common shares outstanding		24,194,083	23,222,231

Pro forma net loss per common share:
Basic and diluted	Pro forma	(0.05)	(0.08)

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

Revenue recognition

The Company enters into sales contracts that may encompass multiple elements, including advertising and promotional fees, editorial content fees, training fees, custom development fees and auction fees. Revenue for the various elements are allocated based on their relative fair value. Advertising and promotional, and editorial content fees are recognized monthly as the services are performed. Custom development fees are recognized when the client's web site is activated for the World Wide Web, at which time the Company retains no material conditions or obligations to the customer. Training fees are recognized as the services are performed. Cash received in advance of services rendered is recorded as deferred revenue.

Auction fees are recognized on completion of the auction per customer newspaper. The Company receives a unit fee per auction article and a percentage of total auction revenue received by the newspaper

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts through review of open accounts, and historical collection and allowances amounts. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their fair value due to their short-term nature. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the financial statements based on collection experience and actual returns and allowances.

Advertising costs

Advertising costs are expensed as incurred and amounted to $53,471 in the year ended June 30, 2003 [2002 - $58,398].

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

Loss per common share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed giving effect to all potential dilutive options and warrants that were outstanding during the year. For the years ended June 30, 2003 and 2002, all outstanding options and warrants were anti-dilutive.

Recent pronouncements

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

Stock-Based Employee Compensation

In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements

Accounting for Guarantees

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate FIN 45 will have a material effect on its 2003 financial statements.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

Revenue Recognition

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company believes its revenue recognition policies are consistent with this new standard.

Consideration Received from a Vendor

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company has not yet determined the effects of EITF 02-16 on its financial statements.

3. FINANCIAL INSTRUMENTS

Amounts reported for cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, revolving loan and stockholders' loans approximate their fair values due to the relatively short term nature or demand nature of the instruments. The carrying value of the demand instalment loan, loans payable, loan debentures and obligations under capital leases approximate fair value due to variable interest rates being charged on outstanding balances.

4. CREDIT RISK AND OTHER

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within range of management's expectations.

For the year ended June 30, 2003, approximately 24% (2002- 57%) of the Company's total revenues were generated through sales to Lee Enterprises Incorporated. At June 30, 2003, approximately 2% of the Company's accounts receivable balance was due from this customer (2002 - Nil%).

5. PROPERTY AND EQUIPMENT
	2003		2002
	Cost $	Accumulated Depreciation $	Cost $	Accumulated Depreciation $
Computer equipment and software	175,383	156,003	165,534	140,040
Computer equipment under capital leases	184,966	91,163	96,081	33,907
Office furniture and equipment	22,802	12,170	20,853	7,814
Leasehold improvements	8,189	7,539	7,692	6,167
	391,340	266,875	290,160	187,928
Net book value	124,465		102,232

6. PRODUCT DEVELOPMENT COSTS
	2003 $	2002 $
Cost	342,902	221,208
Accumulated depreciation	171,323	71,574
	171,579	149,634

7. ACQUISITION

On July 10, 2002, the Company completed the acquisition of 10digit Communications ("10digit"), the online auction division of the Winnipeg Free Press owned by FP Canadian Newspapers Limited Partnership. 10digit was acquired to facilitate expansion of the Company's auction business. The purchase price for the acquisition was calculated on revenue recognized from current 10digit customers for 2002 and was satisfied through the issuance of CityXpress shares. The first tranche of 1,004,277 common shares was issued on September 9, 2002, based on revenue generated by 10 digit auctions for the first six month of 2002 and the shares were recorded at their fair value on the date of issuance.

The final tranche of 211,858 common shares was issued to FP Canadian Newspapers Limited Partnership in February 10, 2003 based on revenue generated from existing 10digit auction customers for the final six months of 2002. These shares were recorded at their fair value on the date of issuance.

The net identifiable assets of 10digit acquired from FP Canadian Newspaper Limited Partnership during the year ended June 30, 2003 were:

Equipment	$38,834
Intellectual property and contracts	74,942
$113,776

1,216,135 shares issued	$61,357
Capital leases assumed	38,834
Acquisition costs	13,585
$113,776

The results of operations of 10digit are included for the period July 10, 2002 to June 30, 2003.

As part of the acquisition, CityXpress also entered into the following agreements with FP Newspapers Limited Partnership:

  a Noncompete and Nonsolicitation Agreement,

  a Registration Rights Agreement,

  an Assignment of Intellectual Property, and

  an Assignment and Assumption of Contracts Agreement.

If this acquisition had occurred on July 1, 2002 or July 1, 2001, the following proforma results of operations have been estimated:

	Year Ended June 30, 2003 $	Year Ended June 30, 2002 $
Revenue	1,173,481	614,530
Net Loss	(1,124,582)	(1,922,432)
Net Loss per share (Basic and Diluted)	(0.05)	(0.08)

10digit intagible assets:

	2003 $	2002 $
Intangible assets	74,942	NIL
Accumulated amortization	21,450	NIL
	53,492	NIL

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2003 $	2002 $
Trade accounts payable	291,423	209,200

Accrued interest	314,462	188,676
Accrued vacation	52,317	33,341
Accrued liabilities	54,644	22,179
Total Accrued liabilities	421,423	244,196

9. REVOLVING LOAN

On May 1, 2003, the Company entered into a Revolving Loan and General Security Agreement with a company controlled by a director. Under this agreement, the Company has received $90,000 Cdn ($66,790 US) in funding. The revolving loan carries an interest rate of 10% per annum of the outstanding balance and is payable monthly. The outstanding balance of the loan cannot exceed 90% of the Company's 90 days accounts receivable outstanding balance. Under the General Security Agreement, the Company has pledged its accounts receivable and tangible assets as collateral and security for all loan advances outstanding. Interest for the year ended June 30, 2003 on this loan amounted to $993.

10. LOANS PAYABLE

On August 16, 2000, the Company entered into a Loan and Security Agreement with Lee Enterprises Incorporated ("Lee"). Under this agreement, the Company has received $350,000 in funding in the form of promissory notes that bear interest at the monthly Wall Street Journal rate, as detailed below:

Loan date	Amount $	Maturity date	Weighted average effective interest rate for the year ended June 30, 2003 (%)
August 17, 2000	125,000	October 31, 2003	4.40
August 28, 2000	125,000	October 31, 2003	4.40
September 19, 2000	40,000	October 31, 2003	4.40
July 12, 2001	60,000	October 31, 2003	4.40
	350,000

Pursuant to an Investment Agreement [note 11], the maturity dates of these loans payable were extended from November 17, 2000, November 28, 2000 and December 19, 2000 respectively, to October 31, 2003. Interest payable on these loans is payable on demand.

In conjunction with these agreements, the Company entered into a Collateral License Agreement and Escrow Agreement covering the licensing of the Company's software to Lee in the event of a default pursuant to the loan and security agreement. Interest for the year ended June 30, 2003 on these loans amounted to $15,393.

11. CONVERTIBLE LOAN DEBENTURES

On November 1, 2000, the Company entered into an Investment Agreement with Lee Enterprises Incorporated ("Lee") whereby Lee provided funding of $1,500,000 in the form of a floating rate subordinated convertible debenture. The $1,500,000 subordinated convertible debenture consists of a series of six debentures of $250,000 that were received by the Company during the year ended June 30, 2001.

The Investment Agreement provides Lee the right to convert the floating rate subordinated convertible debenture into 6,902,429 common shares of the Company at a conversion price of $0.2173 per common share. If Lee does not convert the debenture into common shares, the Company will be required to repay the $1,500,000 loan on October 31, 2003. Each series of $250,000 subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. The weighted average effective rate for the year ended June 30, 2003 on these debentures was 3.40%. Interest for the year ended June 30, 2003 on these debentures amounted to $50,969.

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

On August 1, 2002, the Company and Lee entered into a Second Amendment To Investment Agreement, which amended the Investment Agreement dated November 1, 2000 whereby Lee agreed to provide additional funding of $300,000 in the form of floating rate subordinated convertible debentures. The additional $300,000 subordinated convertible debentures were in the form of a series of three debentures (debentures "S, T and U") ranging in value from $75,000 to $125,000, which were funded on August 1, 2002, September 1, 2002 and October 11, 2002 respectively. The weighted average effective rate for the year ended June 30, 2003 on these debenture series "G-U" was 3.39%. Interest for the year ended June 30, 2003 on these debentures amounted to $59,364.

The second amendment to the Investment Agreement provides Lee the right to convert the $300,000 floating rate subordinated convertible debenture into 1,704,545 common shares of the Company at a conversion price of $0.176 per common share.

The second amendment to the Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of June 30, 2003, the Company is in compliance with the covenants in the Investment Agreement as amended. Interest due on the convertible debentures can be paid or converted into shares of the Company's common stock at fair market value on the date of conversion at the option of Lee.

On July 16, 2003 the Company and Lee entered into a Third Amendment To Investment Agreement, which amended the Investment Agreement dated November 1, 2000 whereby Lee agreed to provide additional funding of $100,000 in the form of floating rate subordinated convertible debenture. The additional $100,000 subordinated convertible debenture was in the form of a series "V" debenture, which was funded on July 16, 2003.

On August 14, 2003 the Company and Lee entered into a Fourth Amendment To Investment Agreement, which amended the Investment Agreement dated November 1, 2000 whereby Lee agreed to provide additional funding of $100,000 in the form of floating rate subordinated convertible debenture. The additional $100,000 subordinated convertible debenture was in the form of a series "W" debenture, which was funded on August 14, 2003.

12. DEMAND INSTALMENT LOAN

On January 10, 2003, the Company repaid its Demand instalment loan with the Canadian Imperial Bank of Canada from the proceeds of stockholder loans of two senior officers. [Note 13(a)]

13. RELATED PARTY TRANSACTIONS

[a] Stockholders' loans

In January 2003, the Company's chief executive officer and chief financial officer provided the Company $350,000 Cdn ($259,740 US) in the form of Stockholder loans.

In February 2003, the Company chief executive officer and chief financial officer provided the Company $59,000 Cdn ($43,785 US) in the form of Stockholder loans.

In May 2003, the Company chief executive officer and chief financial officer provided the Company $20,100 Cdn ($14,917 US) in the form of Stockholder loans.

At June 30, 2003 the Company has several unsecured stockholder loans denominated in Canadian dollars outstanding with the Company's chief executive officer and chief financial officer. The stockholders' loans, all of which are without stated terms of repayment unless otherwise stated, are payable on demand.

Balance Outstanding
	Annual interest rate at June 30, 2003%	June 30 2003 $	June 30 2002 $
Loans payable bearing interest at 4.55% and repayable in equal monthly blended instalments of $1,450 through January 2028	4.55	257,452	NIL
Loans payable bearing interest at 4.55% and repayable in equal monthly blended instalments of $1,468 through January 2028	4.55	250,462	229,063
Loan payable bearing interest at Toronto Dominion Bank monthly TD Select Line rate	7.75	36,334	16,680
Loan payable bearing interest at the CIBC Visa monthly interest rate	19.50	12,742	13,344
Loan payable bearing interest at 4.5% per annum	4.50	14,100	7,876
Loan payable bearing interest at Canadian Imperial Bank of Canada monthly Line rate	8.00	13,602	NIL
Loan payable bearing interest at Canadian Imperial Bank of Canada monthly Line rate	8.50	10,405	NIL
Loan payable bearing interest at Canadian Imperial Bank of Canada monthly Line rate	9.50	10,083	NIL
Loan payable bearing interest at North Shore Credit Union monthly Line rate	8.75	6,762	NIL
Loan payable bearing interest at the Scotia McLeod monthly interest rate	NIL	NIL	5,873
		611,942	272,836

Interest incurred on the loans amounted to $24,884 for the year ended June 30, 2003 [2002 - $26,711].

[b] Other

[i] On March 3, 2003, the Company granted 1,310,626 warrants to two of the Company's officers, as consideration for stockholders' loans totaling $350,000 Cdn ($259,740 US) that were made to the Company during the year ended June 30, 2003 [note 13[a]]. Each warrant is exercisable to purchase one common share of the Company at $0.18 per share through March 3, 2006 [note 16[c]]. The estimated fair value of these warrants at the date of issuance of $65,000 was recorded as an expense in the consolidated statement of loss for the year ended June 30, 2003. The Black Scholes options pricing model was used to value the warrants with the following assumptions: no dividend yield; risk-free interest rate of 5.0%; expected volatility of 140%; and an expected life of 3.0 years.

[ii] On June 16, 2003, the Company granted 782,187 warrants to two of the Company's officers, as consideration for stockholders' loans totaling $189,721 Cdn ($140,793 US) that were made to the Company during the year ended June 30, 2003 [note 13[a]]. Each warrant is exercisable to purchase one common share of the Company at $0.18 per share through June 16, 2006 [note 16[c]]. The estimated fair value of these warrants at the date of issuance of $15,644 was recorded as an expense in the consolidated statement of loss for the year ended June 30, 2003. The Black Scholes options pricing model was used to value the warrants with the following assumptions: no dividend yield; risk-free interest rate of 5.0%; expected volatility of 140%; and an expected life of 3.0 years.

14. OBLIGATIONS UNDER CAPITAL LEASES

The Company leases certain of its computer equipment under capital leases through fiscal year 2006. The future minimum lease payments required under capital leases as at June 30, 2003 are as follows:

$
2004	83,202
2005	45,403
2006	6,902
Total minimum lease payments	135,507
Less: amounts representing interest	(16,922)
Present value of minimum lease payments	118,585
Less: current portion of obligations under capital leases	(70,812)
Long-term portion of obligations under capital leases	47,773

15. COMMITMENTS

The Company leases its premises and certain office equipment under operating leases expiring through fiscal year 2007. Future minimum lease commitments under these leases are as follows:

Operating Leases $
2004	126,809
2005	114,558
2006	114,718
2007	95,598
Total future minimum lease payments	451,683

Rent expense for the year ended June 30, 2003 amounted to approximately $111,476 [2002 - $134,892].

16. SHARE CAPITAL

[a] Common stock

On July 25, 2001, the Company issued 100,000 common shares at $0.25 per share upon exercise of warrants. In lieu of cash payment, the exercise price was settled in payment of accounts payable of $25,000.

On December 12, 2001, the Company issued 160,000 common shares to a vendor for marketing services with a fair market value of $4,800.

On September 9, 2002, the Company issued 1,004,277 common shares to FP Canadian Newspapers Limited Partnership in connection with the acquisition of 10digit Communications [Note 7].

On February 10, 2003, the Company issued the final tranche of 211,858 common shares to FP Canadian Newspapers Limited Partnership as part of the acquistion of 10digit Communications [Note 7].

On April 17, 2003, the Company agreed to issue 198,587 common shares at $0.0637 per share to its board of directors for services with a fair market value of $12,650.

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

On December 19, 2002, at the Annual Shareholder Meeting the shareholders approved changes to the Corporate Stock Option Plan ("Plan") pursuant to which the Company has reserved a total of 4,000,000, [June 30, 2002 - 3,000,000] shares of common stock. The terms and vesting period of options are determined by the directors at the date of grant. The majority of the options granted to date are exercisable over a four-year period from the date the option was granted and vest on a cumulative basis at 1/3 per year.

Stock option transactions for the years ended June 30, 2003 and 2002 are summarized below:

	Shares	Outstanding options
	available		Weighted average
	under option	Shares	exercise price
	#	#	$
Balance, June 30, 2001	1,100,000	1,900,000	0.25
Granted, November 29, 2001	(145,000)	145,000	0.25
Granted, June 28, 2002	(1,225,000)	1,225,000	0.25
Forfeited	380,000	(380,000)	0.25
Balance, June 30, 2002	110,000	2,890,000	0.25
Increased in reserved shares	1,000,000	NIL	NIL
Granted, January 30, 2003	(310,000)	310,000	0.25
Forfeited	50,000	(50,000)	0.25
Cancelled	200,000	(200,000)	0.25
Balance, June 30, 2003	1,050,000	2,950,000	0.25

The following table summarizes information about stock options that are outstanding at June 30, 2003:

		Options outstanding	Options exercisable
Exercise price	Number outstanding at June 30, 2003	Weighted- average remaining	Number outstanding at June 30, 2003	Weighted- average exercise price
$	#	contractual life	#	$
0.25	2,950,000	2.09	1,741,667	0.25

[c] Warrants

The following represents a summary of warrants outstanding at June 30, 2003:

	Outstanding warrants
	Shares	Exercise price
Grant Date	#	$	Expiry date
September 30, 1999	465,800	0.25	September 30, 2004
October 13, 1999	132,138	0.25	October 13, 2004
December 10, 1999	408,000	0.25	December 10, 2004
January 18, 2000	138,000	0.25	January 18, 2005
January 31, 2000	500,000	0.25	January 31, 2005
May 1, 2000	405,240	0.25	May 1, 2005
May 18, 2000	280,000	0.25	May 18, 2005
June 13, 2000	541,600	0.25	June 13, 2005
November 10, 2000	200,000	0.25	November 10, 2005
June 26, 2001	160,000	0.25	June 26, 2006
March 3, 2003	1,310,626	0.18	March 3, 2006
June 16, 2003	782,187	0.18	June 16, 2006
Balance, June 30, 2003	5,323,591

Weighted average exercise price of all outstanding warrants at June 30, 2003 is $0.22.

Warrant transactions for the years ended June 30, 2003 and 2002 are summarized below:

	Outstanding warrants
		Weighted average
	Warrants	exercise price
	#	$
Balance, June 30, 2001 and 2002	3,230,778	0.25
Granted, March 3, 2003	1,310,626	0.18
Granted, June 16, 2003	782,187	0.18
Balance, June 30, 2003	5,323,591	0.22

On July 14, 2001, 45,260 warrants with an exercise price of $0.25 expired unexercised.

On September 29, 2001, the Company extended the expiry dates of all outstanding warrants issued in connection with private placements and loan guarantees by one year.

On June 28, 2002, the Company extended the expiry dates of all outstanding warrants issued by an additional two years.

[d] Loss per common share

The following table sets forth the computation of basic and diluted loss per share:

	2003	2002
	$	$
Net loss for the year	(1,124,582)	(1,829,444)
Net loss attributable to common shareholders	(1,124,582)	(1,829,444)
Weighted average number of common shares outstanding	24,194,083	23,222,231
Basic and diluted loss per common share	(0.05)	(0.08)

For the years ended June 30, 2003 and 2002, all of the Company's common shares issuable upon the exercise of 2,950,000 (2002 - 2,890,000) stock options and 5,323,591 (2002 - 4,541,404) warrants were excluded from the determination of diluted loss per common share as their effect would be anti-dilutive.

[e] Authorized share capital

On November 29, 2001, the shareholders approved in the Annual General Meeting an increase in the Company's authorized share capital from 50,000,000 no par value common shares to 100,000,000 no par value common shares.

17. INCOME TAXES

The Company is subject to United States Federal Taxes at an approximate rate of 34%. It is also subject to Canadian Federal and British Columbia provincial taxes of approximately 45%. No current provision or benefit for income taxes has been recorded for the years ended June 30, 2003 or 2002 as the Company has incurred operating losses and has no carryback potential.

The Company's deferred income tax recovery for the year ended June 30 comprises:

	2003	2002
	$	$
United States	NIL	(93,100)
Canada	NIL	NIL
	NIL	(93,100)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the years ended June 30 is:

	2003	2002
	$	$
Tax at U.S. statutory rates	(360,000)	(653,000)
Higher effective income taxes of other country	(46,000)	(168,000)
Deferred tax assets not recognized for accounting purposes	80,000	52,000
Tax losses not recognized for accounting purposes	209,000	640,000
Other	117,000	35,900
Income tax recovery	NIL	(93,100)

Net deferred tax assets (liabilities) consist of the following at June 30:

	2003	2002
Deferred tax assets	$	$
Loss carryforwards	3,060,000	2,800,000
Tax values in excess of book value	201,000	44,000
Valuation allowance for future tax assets	(3,261,000)	(2,844,000)
Net deferred tax assets	NIL	NIL

The tax losses expire as follows:

	U.S. $	Canadian $
2004	NIL	4,000
2005	NIL	180,000
2006	NIL	1,180,000
2007	NIL	1,610,000
2008	NIL	1,790,000
2009	NIL	1,410,000
2010	NIL	414,000
2019	78,000	NIL
2020	5,000	NIL
2021	13,000	NIL
2022	67,000	NIL
	163,000	6,588,000

18. SEGMENT INFORMATION

Predominantly all of the Company's assets and employees are located in Canada for the years presented. The following table represents total revenues based on the location of the customer:

	2003	2002
	$	$
U.S.	984,878	363,509
Canada	188,603	51,021
Total revenues	1,173,481	414,530

19. COMPARATIVE FIGURES

Certain comparative figures have been reclassified from statements previously presented to conform to the presentation adopted in the current year.

20. SUBSEQUENT EVENTS

On July 16, 2003, the Company entered into the Third Amendment to the Investment Agreement whereby Lee advanced an additional $100,000 Series "V " debenture and on August 14, 2003, the Company entered into the Fourth Amendment to the Investment Agreement whereby Lee advanced an additional $100,000 Series "W" debenture.

Part III Exhibits

The following Exhibits are filed herewith. The Company shall furnish copies of Exhibits for a reasonable fee covering the expenses of furnishing copies upon request.

Exhibit

Number Description

99.1 Certificate of Chief executive Officer dated October 10, 2003

99.2 Certificate of Chief Financial Officer dated October 10, 2003

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

    Promissory Note Agreement with Lee Enterprises Incorporated. dated August 17, 2000.
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

    Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated Sept. 18,2001.

    Amended and Restated Loan and Security Agreement dated July 30, 2001.

    Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated Sept. 18,2001.

    Amended Collateral License Agreement dated July 30, 2001.

    Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated Sept. 18,2001.

    Amended and Restated Registration Rights Agreement dated July 30, 2001.

    Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K dated Sept. 18,2001.

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
    Registration Rights Agreement dated July 10, 2002. Incorporated by reference to Exhibit 2.4 to the Company's Form 8-K dated July 10, 2002.

Exhibit 99.1

Statement of Chief Executive Officer

Pursuant to Section 1350 of Title 18 of the United States Code

Pursuant to Section 1350 of Title 18 of the United States Code, I, Phil Dubois, the Chief Executive Officer of CityXpress Corp. (the "Corporation"), hereby certify that:

(1) I have reviewed the Annual Report on Form 10-KSB of the Corporation (the "Report") [to which this statement is an Exhibit];

(2) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(3) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Phil Dubois

Name: Phil Dubois

Title: President &Chief Executive Officer of CityXpress Corp.

Dated: October 10, 2003

Exhibit 99.2

Statement of Chief Financial Officer

Pursuant to Section 1350 of Title 18 of the United States Code

Pursuant to Section 1350 of Title 18 of the United States Code, I, Ken Bradley, the Chief Financial Officer of CityXpress Corp. (the "Corporation"), hereby certify that:

(1) I have reviewed the Annual Report on Form 10-KSB of the Corporation (the "Report") [to which this statement is an Exhibit];

(2) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(3) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Ken Bradley

Name: Ken Bradley

Title: Chief Financial Officer of CityXpress Corp.

Dated: October 10, 2003