Form 10QSB
period 2003-09-30
CITYXPRESS COM CORP
filed 2003-11-14
CIK 1104867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2003

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

Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 1, 2003: 24,520,033 common shares.

Transitional Small Business Disclosure Format (check one) Yes [X] No [_]

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

Part I-Financial Information

Item 1. First Quarter Financial Statements ending September 30, 2003

Consolidated unaudited interim financial statements of the Company for the three months period ended September 30, 2003 and September 30, 2002. All figures are presented in U.S. Currency, unless otherwise stated.

CONSOLIDATED BALANCE SHEETS

[See Nature of Operations and Basis of Presentation : Note 1] (Expressed in U.S. dollars)

	September 30	June 30
	2003	2003
	(Unaudited)
	$	$
ASSETS
Current
Cash and cash equivalents	N/A	12,308
Accounts receivable, net of allowance for doubtful accounts of $nil in September 30, 2003 and June 30, 2003	172,995	94,169
Other receivables	11,595	7,132
Prepaid expenses	20,938	26,603
Total current assets	205,528	140,212
Property and equipment, net	111,137	124,465
Product development costs	185,132	171,579
Intangible assets	47,247	53,492
Total assets	549,043	489,748

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Bank indebtedness	3,674	N/A
Accounts payable	308,191	291,423
Accrued liabilities	437,143	421,423
Deferred revenue	295,135	250,763
Revolving loan [note 3]	121,459	66,790
Current portion of loans payable	350,000	350,000
Convertible loan debentures [note 4]	3,500,000	3,000,000
Stockholders' loans [note 5]	669,230	611,942
Current portion of obligations under capital leases	68,368	70,812
Total current liabilities	5,753,200	5,753,200
Obligations under capital leases	39,589	47,773
Total liabilities	5,792,789	5,410,926

Stockholders' deficiency
Share capital [note 6] Common stock - $0.001 par value Authorized shares: 100,000,000 Issued and outstanding: 24,520,033	24,520	24,520
Common stock to be issued : 198,587	12,650	12,650
Additional paid in capital	5,984,090	5,984,090
Accumulated other comprehensive income	19,625	19,625
Deficit	(11,284,631)	(10,962,063)
Total stockholders' deficiency	(5,243,746)	(4,921,178)
Total liabilities and stockholders' deficiency	549,043	489,748

See accompanying notes. The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

[See Basis of Presentation : Note 1] [Unaudited] (Expressed in U.S. dollars)

	3 Months ended September 30 2003	3 Months ended September 30 2002
	$	$
Revenue
Auction fees	282,416	64,214
Special Sections	71,460	98,984
Other Fees	511	0
Total revenues	354,387	163,198
Cost of sales (including amortization of product development costs of $28,946, 2002 - $16,574)	268,272	100,581
Gross profit	86,115	62,617

Operating expenses
Sales and marketing	155,139	111,703
Product development and technology	98,064	83,412
Finance and administration	102,093	85,140
Amortization of intangible assets	6,245	4,480
	361,541	284,735
Loss before undernoted	(275,426)	(222,118)
Other income (expense)
Interest expense	(44,805)	(43,021)
Gain on disposal of fixed assets	250	0
Miscellaneous income	17	15
Foreign exchange gain (loss)	(2,604)	8,768
Total other expense	(47,142)	(34,238)
Net loss and comprehensive loss for the period	(322,568)	(256,356)
Net loss per common share [note 6(c)]
Basic and diluted	(0.01)	(0.01)
Weighted average number of common shares [note 6(c)]
Basic and diluted	24,520,033	23,533,135

See accompanying notes. The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

[See Nature of Operations and Basis of Presentation : Note 1] (Expressed in U.S. dollars)

	Common stock #	Common stock to be issued #	Common stock issued and outstanding $	Common stock to be issued $	Additional paid in capital $	Accumulated other comprehensive income $	Deficit $	Total stockholders' equity (deficit) $
Year ended June 30, 2003
Balance at June 30, 2002	23,303,898	N/A	23,304	N/A	5,843,305	19,625	(9,837,481)	(3,951,247)
Acquisition of 10digit Communications	1,216,135	N/A	1,216	N/A	60,141	N/A	N/A	61,357
Shares to be issued	N/A	198,587	N/A	12,650	N/A	N/A	N/A	12,650
Stock based compensation	N/A	N/A	N/A	N/A	80,644	N/A	N/A	80,644
Net loss for the year	N/A	N/A	N/A	N/A	N/A	N/A	(1,124,582)	(1,124,582)
Balance at June 30, 2003	24,520,033	198,587	24,520	12,650	5,984,090	19,625	(10,962,063)	(4,921,178)
Net loss for the period	N/A	N/A	N/A	N/A	N/A	N/A	(322,568)	(322,568)
Balance at September 30, 2003 [unaudited]	24,520,033	198,587	24,520	12,650	5,984,090	19,625	(11,284,631)	(5,243,746)

See accompanying notes. The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[See Nature of Operations and Basis of Presentation : Note 1] [Unaudited] (Expressed in U.S. dollars)

Three months ended September 30	2003	2002
	$	$
OPERATING ACTIVITIES
Net loss for the period	(322,568)	(256,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	6,245	4,480
Depreciation	57,417	36,332
Gain on disposal of fixed assets	(250)	N/A
Deferred revenue	44,372	59,287
Changes in operating assets and liabilities:
Accounts receivable	(78,826)	(43,861)
Other receivables	(4,463)	(4,874)
Prepaid expenses and other	5,665	101
Accounts payable	16,768	(17,341)
Accrued liabilities	15,720	22,668

Net cash used in operating activities	(259,920)	(199,564)

INVESTING ACTIVITIES
10digit Communications acquisition costs	N/A	(13,585)
Purchase of property and equipment	(487)	N/A
Development costs	(47,887)	(35,214)
Net cash used in investing activities	(48,374)	(48,799)

FINANCING ACTIVITIES
Bank indebtedness	3,674	N/A
Proceeds from revolving loan	54,669	N/A
Proceeds from convertible loan debentures	200,000	225,000
Repayment of demand instalment loan	N/A	(1,865)
Repayments under capital leases	(19,645)	(9,755)
Proceeds from stockholders' loans	72,727	N/A
Repayment of stockholders' loans	(16,589)	(1,043)
Net cash provided by financing activities	294,836	212,337
Effect of foreign exchange rate changes on cash	1,150	N/A
Net increase (decrease) in cash and cash equivalents during the period	(12,308)	(36,026)
Cash and cash equivalents, beginning of period	12,308	82,974
Cash and cash equivalents, end of period	(3,674)	46,948
Supplemental disclosure
Interest paid	15,313	10,313
Non cash investing and financing transactions:
Shares issued to acquire 10digit Communications	N/A	64,096
Capital assets acquired through the assumption of capital leases	9,017	40,171

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the years ended June 30, 2003 and 2002 included in the company's Annual Report on Form 10-KSB.

The consolidated financial statements for the three months ended September 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $322,568 for the three months ended September 30, 2003 and has a working capital deficiency of $5,547,672 and an accumulated deficit of $11,284,631 at September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture fundings and through financing agreements with its clients. Also, management expects to generate higher revenues over the 2004 fiscal year. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital or increasing revenues. Further, there can be no assurance, assuming the Company successfully raises additional funds or increases revenues, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing or additional revenues, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the Company be unable to continue in business.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Classification of liabilities

In May 2003, the FASB issued Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 is not expected to have a material effect on the Company's financial statements.

3. REVOLVING LOAN

On May 1, 2003, the Company entered into a Revolving Loan and General Security Agreement with a company controlled by a director. Under this agreement, the Company has received $164,000 Cdn ($121,459 US) in funding. The revolving loan carries an interest rate of 10% per annum of the outstanding balance and is payable monthly. The outstanding balance of the loan cannot exceed 90% of the Company's 90 days accounts receivable outstanding balance. Under the General Security Agreement, the Company has pledged its accounts receivable and tangible assets as collateral and security for all loan advances outstanding. Interest for the period ended September 30, 2003 on this loan amounted to $1,927.

4. CONVERTIBLE LOAN DEBENTURES

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

On August 14, 2003 the Company and Lee entered into a Fourth Amendment To Investment Agreement, which amended the Investment Agreement dated November 1, 2000 whereby Lee agreed to provide additional funding of $100,000 in the form of floating rate subordinated convertible debenture. The additional $100,000 subordinated convertible debenture was in the form of a series "W" debenture, which was funded on August 14, 2003. The weighted average effective rate for the three months ended September 30, 2003 on all these debenture series "A-W" was 3.00%. Interest for the three months ended September 30, 2003 on these debentures amounted to $25,964.

5. RELATED PARTY TRANSACTIONS

[a] Stockholders' loans

In July 2003, the Company's chief executive officer and chief financial officer provided the Company $100,000 Cdn ($72,727 US) in the form of Stockholder loans.

At September 30, 2003 the Company has several unsecured stockholder loans denominated in Canadian dollars outstanding with the Company's chief executive officer and chief financial officer. The stockholders' loans, all of which are without stated terms of repayment unless otherwise stated, are payable on demand.

Balance Outstanding
	Annual interest rate at Sept. 30, 2003%	Sept. 30 2003 $	June 30 2003 $
Loans payable bearing interest at 4.55% and repayable in equal monthly blended instalments of $1,450 through January 2028	4.55	327,134	257,452
Loans payable bearing interest at 4.55% and repayable in equal monthly blended instalments of $1,468 through January 2028	4.55	243,242	250,462
Loan payable bearing interest at Toronto Dominion Bank monthly TD Select Line rate	7.75	33,427	36,334
Loan payable bearing interest at the CIBC Visa monthly interest rate	19.50	12,654	12,742
Loan payable bearing interest at 4.5% per annum	4.50	13,900	14,100
Loan payable bearing interest at Canadian Imperial Bank of Canada monthly Line rate	8.00	12,158	13,602
Loan payable bearing interest at Canadian Imperial Bank of Canada monthly Line rate	8.50	10,588	10,405
Loan payable bearing interest at Canadian Imperial Bank of Canada monthly Line rate	9.50	9,906	10,083
Loan payable bearing interest at North Shore Credit Union monthly Line rate	8.75	6,221	6,762
		669,230	611,942

6. SHARE CAPITAL

[a] Stock options

Stock option transactions for the quarter ended September 30, 2003 are summarized below:

	Shares	Outstanding options
	available		Weighted average
	under option	Shares	exercise price
	#	#	$
Balance, June 30, 2003	1,050,000	2,950,000	0.25
Granted, July 17, 2003	(25,000)	25,000	0.25
Cancelled	60,000	(60,000)	0.25
Balance, September 30, 2003	1,085,000	2,915,000	0.25

The following table summarizes information about stock options that are outstanding at September 30, 2003:

		Options outstanding	Options exercisable
Exercise price	Number outstanding at June 30, 2003	Weighted- average remaining	Number outstanding at June 30, 2003	Weighted average exercise price
$	#	contractual life	#	$
0.25	2,915,000	1.88	1,701,667	0.25

[b] Warrants

The following represents a summary of warrants outstanding at September 30, 2003:

	Outstanding warrants
	Shares	Exercise price
Grant Date	#	$	Expiry date
September 30, 1999	465,800	0.25	September 30, 2004
October 13, 1999	132,138	0.25	October 13, 2004
December 10, 1999	408,000	0.25	December 10, 2004
January 18, 2000	138,000	0.25	January 18, 2005
January 31, 2000	500,000	0.25	January 31, 2005
May 1, 2000	405,240	0.25	May 1, 2005
May 18, 2000	280,000	0.25	May 18, 2005
June 13, 2000	541,600	0.25	June 13, 2005
November 10, 2000	200,000	0.25	November 10, 2005
June 26, 2001	160,000	0.25	June 26, 2006
March 3, 2003	1,310,626	0.18	March 3, 2006
June 16, 2003	782,187	0.18	June 16, 2006
Balance, September 30, 2003	5,323,591

[c] Loss per common share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30 2003	Three Months Ended September 30 2002
	$	$
Net loss for the period	(322,568)	(256,356)
Net loss attributable to common shareholders	(322,568)	(256,356)
Weighted average number of common shares outstanding	24,520,033	23,533,135
Basic and diluted loss per common share	(0.01)	(0.01)

For the quarters ended September 30, 2003 and 2002, all of the Company's common shares issuable upon the exercise of 2,950,000 (2002 : 2,890,000) stock options and 5,323,591 (2002 : 3,230,778) warrants were excluded from the determination of diluted loss per common share as their effect would be anti-dilutive.

7. COMPARATIVE FIGURES

Certain comparative figures have been reclassified from statements previously presented to conform to the presentation adopted in the current quarter.

8. SUBSEQUENT EVENT

As of November 6, 2003, the Company and Lee Enterprises Incorporated ("Lee") amended the Investment Agreement dated November 1, 2000, as amended, to extend the Optional Redemption Date and the Mandatory Redemption Date to January 9, 2004, and to change the Interest Conversion Rate for converting accrued and unpaid interest on the outstanding Floating Rate Subordinated Convertible Debentures issued by the Company to Lee ("Convertible Debentures"). As revised, Lee may convert all or any portion of the accrued and unpaid interest on the outstanding Convertible Debentures on the basis of one share of the Company's common stock times the quotient of the accrued and unpaid interest to the date of conversion divided by $0.057.

As of November 6, 2003, the Company and Lee amended the Loan and Security Agreement dated as of July 31, 2001, as amended (the "Loan and Security Agreement"), to extend the maturity date to January 9, 2004, and to grant Lee the right to convert all or any portion of the indebtedness owed to Lee under the Loan and Security Agreement into shares of the Company's common stock at any time prior to the maturity date. Subject to adjustment, Lee may convert all or any portion of the outstanding principal on the basis of one share of the Company's common stock for each $0.057 of outstanding principal, and Lee may convert all or any portion of the accrued and unpaid interest on the basis of one share of the Company's common stock times the quotient of the accrued and unpaid interest to the date of conversion divided by $0.057.

Item 2 Management's Discussion and Analysis

General

The Company incurred a loss for the three months ended September 30, 2003 of $322,568 as compared to a loss of $256,356 for the same period in 2002, an increase of $66,212.

The increase in loss for the three months ended September 30, 2003 of $66,212 is the result of increased revenues and net expenses resulting primarily from the following items compared to the same three months ended September 30, 2002:

Summary of Improved Operating Loss:
Revenue Improvement	$191,189
Cost of Sales Increase	($167,691)
Operating Expense Increase	($76,806)

Revenue

The Company recorded revenue of $354,387 in the three months ended September 30, 2003 an increase of $191,189 over the same three months period in 2002. Total revenues have been increasing in a continued upward trend for the last ten quarters. The revenue increases for the three months ended September 30, 2003 resulted primarily from increased auction revenue and training fees for Xpress Auctions. The Company generates online auction revenue when a customer uses our Xpress Auction product to run an online auction in their market. The Company receives a unit fee per auction article and a percentage of total auction revenue received by the newspaper. Training revenue is dependent on the customer's needs and can fluctuate each quarter.

Auction fees increased by $218,202 this quarter compared to the same quarter ended September 30, 2002.

Lee Enterprises Incorporated ("Lee") newspapers accounted for $71,735 of revenue for the quarter ended September 30, 2003 or 20% of total revenue for the quarter, same percentage of total revenue from the comparative quarter, one year ago.

Cost of sales

Cost of sales increased by $167,691 for this quarter compared to the same quarter ended September 30, 2002. This increase is due primarily to increases in costs to support additional online auction clients as follows:

  Increase in costs of additional online auction trainers hired to service new clients of $75,963.
  New costs of outsourcing auction support services of $16,950 for telephone support services provided to bidders in the online auction.
  Increase in travel costs of $54,075 for XpressAuctions™ training trips for new auction clients.
  Increase in amortization costs of $12,372 is primarily related to higher product development costs being amortized this quarter.

Operating expenses

Operating expenses increased by $76,806 for the quarter ended September 30, 2003 compared to the same quarter ended September 30, 2002. The marginal net increase is due primarily to the following:

  Increase in finance and administration expenses of $16,973 this quarter is primarily the result of increases in depreciation expenses of approximately $2,900, a non-cash item and increases in both salaries expenses for finance and administration staff and expenses for employees' health benefits of approximately $9,700. The increase in depreciation is primarily due to purchases of computer equipment and the depreciation of this equipment during this quarter.
  Increase in sales and marketing expenses of $43,436 this quarter is the result of increases in additional sales staff and consultants hired to service the company's growing list of existing and prospective customers of approximately $18,450, and increase in promotional expenses for marketing brochures and trade show participation of approximately $24,750.
  Increase in product development and technology expenses this quarter of approximately $14,652 is primarily due to increases in salaries for software developers of approximately $16,500 and certain decrease expenses compared to the previous quarter ended September 30, 2002.

Quarterly Performance

The Company's quarterly results as indicated below demonstrate the quarterly improvements the Company has made in the following areas:

  Revenue has generally increased each quarter
	1ST QTR.	2ND QTR.	3RD QTR.	4TH QTR.	1ST QTR.
	9/30/02	12/31/02	3/31/03	6/30/03	9/30/03

Revenue	163,198	193,040	376,364	440,879	354,387

Financing and Liquidity

As of September 30, 2003, the Company had accounts receivables and other receivables of $184,590, prepaid expenses of $20,938, a working capital deficiency of $5,547,672 that included shareholders' loans of $669,230, accounts payables and accrued liabilities of $745,334, deferred revenue of $295,135, current portion of obligations under capital lease of $68,368, revolving loan of $121,459, current portion of loans payable of $350,000 and Lee convertible debentures of $3,500,000.

On September 30, 2003, the Company had an accounts receivable balance of $172,995, an increase of $78,826 from June 30, 2003. As of Nov 14, 2003, approximately 90% of the total accounts receivable balance have been collected from customers.

On July 10, 2003, two senior officers provided the Company $100,000 Cdn ($72,727 US) in the form of Shareholder loans. The proceeds of the loans were used partly to repay the Company's demand loan from the Canadian Imperial Bank of Canada and the remainder was used for working capital.

On July 30, 2001, the Company amended the Investment Agreement dated November 1, 2000 with Lee, whereby Lee would provide additional funding of up to $1,500,000 in the form of a floating rate subordinated convertible debenture (series G-R debentures). This would result in a total investment by Lee of $3,000,000 if all debentures were converted. The additional $1,500,000 subordinated convertible debenture would consist of a firm commitment of $710,000 and a discretionary commitment of $790,000 in the form of a series of debentures (series G-R) ranging in value from $310,000 to $50,000 each. The series G-R debentures would be funded from August 10, 2001 to July 1, 2002. The Company received $310,000 under the series "G" debenture by August 14, 2001 and $200,000 under series H debenture by September 5, 2001. The Amended Investment Agreement provides Lee the right to convert the second $1,500,000 floating rate subordinated convertible debenture into 8,522,727 common shares of the Company at a conversion price of $0.1760 per common share. The first investment of $1,500,000 allowed Lee to convert their series "A-F" debentures to 6,902,429 common shares of the Company at a conversion price of $0.2173 (Note 9 in the audited financial statements). Should Lee convert all debentures totalling $3,000,000 it would result in the Company issuing 15,425,156 common shares. The Amended Investment Agreement also contains certain affirmative and negative covenants that restrict the Company's activities. As of September 30, 2003, the Company is in compliance with all the covenants in the Investment Agreement. Each Series G-R subordinated convertible debenture bears interest at the Wall Street Journal rate less 1%. Interest due on the convertible debenture can be repaid or converted to shares of the Company at fair market value on the date of conversion at Lee's option. In conjunction with the Amended Investment Agreement dated July 30, 2001, the Company also amended the November 30, 2000 Loan and Security Agreement, the Collateral License Agreement and the Registration Rights Agreements to reflect the series G-R debentures.

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

The weighted average effective rate for the three months ended September 30, 2003 on all these debenture series "A-W" was 3.00%. Interest for the three months ended September 30, 2003 on these debentures amounted to $25,964.

As of October 31, 2003 Lee has invested with and loaned to the Company a total of $3,850,000 as detailed below:

Series A-F Debentures	$1,500,000
Series G-R Debentures	1,500,000
Series S-U Debentures	300,000
Total Convertible Loan Debentures as of June 30, 2003	$3,300,000
Series V Debenture	100,000
Series W Debenture	100,000
Total Convertible Loan Debentures as of October 31, 2003	$3,500,000
Loan payable October 31, 2003	350,000
Total Debentures & Loans	$3,850,000

All of the subordinated convertible debentures mature on January 9, 2004.

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

The Company expects to generate auction revenue from auction clients of 10digit Communications in fiscal year 2004. The company acquired 10digit communications in fiscal year 2003. The Company expects auctions will generate significant revenue in fiscal year 2004 from new auction clients, repeat auction clients and new auction products.

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

None.

Item 3. Defaults Upon Senior Securities

There have been no defaults by the Company regarding any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certificate of Chief Executive Officer dated November 14, 2003.

99.2 Certificate of Chief Financial Officer dated November 14, 2003.

(b) None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CityXpress Corp

Date November 14, 2003	/s/ Ken Bradley
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

Date: November 14, 2003

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

Date: November 14, 2003

/s/ Ken Bradley
[Signature]
Chief Financial Officer & Chief Operating Officer

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

Date: November 14, 2003

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

Date: November 14, 2003